Form 10QSB
period 2007-01-31
Mackenzie Taylor Minerals Inc.
filed 2007-02-22
CIK 1371247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2007

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-140170

MACKENZIE TAYLOR MINERALS INC.
     (Exact name of small business issuer as specified in its charter)

Nevada	98-0505186
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 904 - 228 26th Avenue S.W., Calgary, Alberta, Canada, T2S 3C6
(Address of principal executive offices)

1-250-754-1811
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □ No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

February 22, 2007:  3,000,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at January 31, 2007 and October 31, 2006	4

	Statement of Operations For the three months ended January 31, 2007 and 2006 and for the period January 24, 2006 (Date of Inception) to January 31, 2007	5

	Statement of Cash Flows For the three months ended January 31, 2007 and 2006 and for the period January 24, 2006 (Date of Inception) to January 31, 2007	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	18

ITEM 1.	Legal Proceedings	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 3.	Defaults Upon Senior Securities	18

ITEM 4.	Submission of Matters to a Vote of Security Holders	18

ITEM 5.	Other Information	18

ITEM 6.	Exhibits and Reports on Form 8-K	18

	SIGNATURES.	19

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Mackenzie Taylor Minerals Inc. (a pre-exploration stage company) at January 31, 2007 and 2006 (with comparative figures as at October 31, 2006) and the statement of operations for the three months ended January 31, 2007 and 2006 and for the period from January 24, 2006 (date of incorporation) to January 31, 2007 and the statement of cash flows for the three months ended January 31, 2007 and 2006 and for the period from January 24, 2006 (date of incorporation) to January 31, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended January 31, 2007 are not necessarily indicative of the results that can be expected for the year ending October 31, 2007.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Balance Sheets
January 31, 2007

(Unaudited - Prepared by Management)

	January 31, 2007	October 31, 2006
	(Unaudited)	(Audited)
Assets

Cash	$ 5,139	$ 27,931
Accounts receivable	3,740	-
Prepaid expenses	2,500	-

Total assets	$ 11,379	$ 27,931

Liabilities and Shareholders’ Deficiency

Liabilities:
Accounts payable and accrued liabilities	$ 3,034	$ 3,784
Indebtedness to related parties (Note 4)	48,138	37,755
Total liabilities	51,172	41,539

Shareholders’ deficiency
200,000,000 shares authorized, at $0.001 par value 3,000,000 shares issued and outstanding	3,000	3,000
Capital in excess of par value	1,106	512
Deficit accumulated during the pre-exploration stage	(43,899)	(17,120)

Total Shareholders’ Deficiency	(39,793)	(13,608)

	$ 11,379	$ 27,931

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Statement of Operations
For the three months ended January 31, 2007 and 2006 and for the period from January 24, 2006 (date of inception) to January 31, 2007

(Unaudited - Prepared by Management)

	Three months ended January 31, 2007	Three months ended January 31, 2006	January 24, 2006 (date of inception) through January 31, 2007

REVENUE	$ -	$ -	$ -

EXPENSES
Accounting and audit	3,010	-	6,760
Bank charges	117	-	244
Consulting fees	8,500	-	8,500
Exploration costs	500	-	3,682
Filing fees	275	-	475
Geology report	-	-	5,000
Incorporation costs	-	920	920
Legal fees	2,500	-	2,500
Management fees	9,000	-	12,000
Office	383	-	512
Rent	900	-	1,200
Transfer agent fees	1,000	-	1,000

NET LOSS FROM OPERATIONS	(26,185)	(920)	(42,793)

OTHER
Interest	(594)	-	(1,106)

LOSS FOR THE PERIOD	$ (26,779)	$ (920)	$ (43,899)

NET LOSS PER COMMON SHARE

Basic and diluted	$0.01	$0.00

AVERAGE OUTSTANDING SHARES

Basic	3,000,000	3,000,000

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
        Consolidated Statement of Cash Flows
For the three months ended January 31, 2007 and 2006 and for the period from January 24, 2006 (date of inception) to January 31, 2007

(Unaudited - Prepared by Management)

	Three months ended January 31, 2007	Three months ended January 31, 2006	January 24, 2006 (Inception) through January 31, 2007

Cash flows from operating activities:
Net loss	$ (26,779)	$ (920)	$ (43,899)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution to capital - imputed Interest	594	-	1,106
Changes in operating assets and liabilities,
Accounts receivable	(3,740)	-	(3,740)
Prepaid expenses	(2,500)	-	(2,500)
Accounts payable	(750)	920	3,034
Net cash used in operating activities	(33,175)	-	(45,999)

Cash flows from financing activities
Proceeds from related party debt (Note 4)	10,383	-	48,138
Proceeds from issuance of common stock, net of offering costs (Note 5)	-	-	3,000
Net cash provided by financing activities	10,383	-	5,139

Net change in cash	(22,792)	-	5,139

Cash:
Beginning of period	27,931	-	-
End of period	$ 5,139	$ -	$ 5,139

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2007

(Unaudited - Prepared by Management)
1. ORGANIZATION

The Company, Mackenzie Taylor Minerals Inc. was incorporated under the laws of the State of Nevada on January 23, 2006 with the authorized capital stock of 200,000,000 shares at $0.001 par value. The Company organized its wholly owned subsidiary, Golden Charm Minerals Ltd., which was incorporated in British Columbia on May 30, 2006.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

The Company and its subsidiary has elected October 31 as its fiscal year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then only the basic per share amounts are shown in the report.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mackenzie Taylor Minerals Inc (parent) and its subsidiary from their inception. All significant intercompany accounts and balances have been eliminated in consolidation.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2007

(Unaudited - Prepared by Management)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On January 31, 2007, the Company had a net operating loss carry forward of $42,793 for income tax purposes. The tax benefit of approximately $12,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized. The functional currency is considered to be US dollars.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2007

(Unaudited - Prepared by Management)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.
Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Unproven Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. AQUISITION OF MINERAL CLAIM

The Company acquired three mineral claims, known as the Gold Charms Two, situated in British Columbia, with an expiration date of July 20, 2007. The claims may be extended yearly by the payment of $184 Cdn (US $167) or the completion of work on the property of $184 Cdn. ($167) plus a filing fee. On the date of this report the Company had not established the existence of a commercially minable ore deposit on the claims.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2007

(Unaudited - Prepared by Management)

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their family have acquired 100% of the common stock issued and have made no interest, demand loans to the Company of $48,138. Nevertheless, imputed interest expense of $1,106 on the balance owed to officers-directors since inception has been credited to Capital in Excess of Par Value.

Officers-directors are compensated for their services in the amount of a total $3,000 per month starting October 1, 2006.

5. CAPITAL STOCK

During 2006, the Company completed a private placement of 3,000,000 common shares for $3,000 to its directors.

6.	GOING CONCERN

The Company will need additional working capital to service its debt and to develop the mineral claims acquired, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Mackenzie Taylor Minerals Inc. (“Mackenzie Taylor”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Mackenzie Taylor presently has minimal day-to-day operations; mainly comprising the maintaining of the Gold Charm Two claims in good standing on an annual basis and preparing the various reports to be filed with the United States Securities and Exchange Commission (the “SEC”) as required.

LIQUIDITY AND CAPITAL RESOURCES

Mackenzie Taylor has had no revenue since inception and its accumulated deficit is $43,899. To date, the growth of Mackenzie Taylor has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Gold Charm Two claims in good standing.

The plan of operations during the next twelve months is for us to maintain the Gold Charm Two claims in good standing with the Province of British Columbia and meet our filing requirements. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $16,409 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), work undertaken by the independent accountant ($4,000), Edgar fees ($1,150), filing fees to maintain Mackenzie Taylor in good standing with the State of Nevada and payment to our registrant ($275), exploration activities on the Gold Charm Two claims (estimated at $500), office and miscellaneous ($1,200), payments to the transfer agent ($1,000) and payment to third party creditors in the amount of $3,034. At present, we do not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from our director. Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

Our Mineral Property

In March 2006 we purchased a mineral property, the Gold Charm Two (hereinafter the “Gold Charm claim”), in British Columbia, Canada from R. Billingsley, a non-affiliated third parties for the sum of $3,182. We are required to pay a maintenance fee of $167 (CDN $184) to the Government of British Columbia on our mineral claim each year until such time as we are able to perform exploration work on the Gold Charm claim. In other words, we can maintain our interest in the Gold Charm claim by conducting exploration work on the claim, or failing that, by paying the aforementioned ‘maintenance fee’.

Claims

The following table provides the tenure number, claim name, date of record and expiry date as follows:

Tenure 525990	Claim Name Gold Charm Two	Date of Recording Jan. 21, 2006	Date of Expiration July 20, 2007

In order to maintain these claims we must pay a fee of $167 (CDN $184) per year or provide evidence that at least $167 (CDN$184) worth of exploration work was done on the property during the prior year.

Location and Access

The property is situated in southwestern British Columbia approximately 2.5 kilometers southeast of the town of Gold Bridge. Access to the claim from Vancouver, British Columbia (approximately 112 kilometers) is via Highway 99 north to Pemberton then via all weather gravel road to Gold Bridge. Access from Gold Bridge is via logging roads.

The Gold Charm Claim lies at an elevation of 2,200 feet (750 m) near the northwest end of the Bendor range with in the Costal Mountain Complex of British Columbia. The main mountain ridges range from about 2,200 feet (750 m) to 4,000 feet (1,200 m) with steep west facing slopes. Sub-alpine scrub alder and hemlock trees grow at lower elevations in the southwest corner of the claim and good rock exposure is found along the peaks and ridges in the eastern portion of the claim. Winters are cold with generally high snowfall accumulations and summers are dry and hot.

Additional information regarding the Gold Charm Two claim can be found at the British Columbia government website located at http://www.mtonline.gov.bc.ca/.

Property Geology

The property is underlain by rocks of the Bridge River Group intruded by the Bendar grandorite. To the east of the property is intrusives of the Bendor pluton while the the property itself is underlain by the Bridge River Group sediments and volcanics, separated by a major fault along main “Bralorne” Creek. The Bender intrusives consist of a large mass of granodiorite east of Fergusson Creek, as well as several small diorite plugs and feldspar porphyry dykes to the west of the valley and adjacent to the property.

The Bridge River Group consists of interlayered chert, argillite and massive andesitic to basaltic volcanics. The volcanics are hornfelsed, commonly contain minor pyrite, -pyrrhotite and form massive rusty gossanous cliffs on Mount Fergusson. Volcanics underlie the peak area, however the ridge further to the north and east of Fergusson Creek is underlain by sediments. Extensive overburden covers much of the claim.

History of Previous Work

British Columbia Provincial assessment report records indicate that geophysical and geochemical work was carried out over a portion of what now comprises the Gold Charm claim. This past work has indicated the presence of sulphide mineralization containing gold and silver values. Mineralization found on the claim area is consistent with that found associated with zones of extensive mineralization. However, past work on the Gold Charm claim area has been limited and sporadic and has not tested the mineral potential of the claim area.

Supplies

Competition and unforeseen limited sources of supplies and manpower in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration as well as skilled manpower to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate manpower, products, equipment and materials after this offering is complete. If we cannot find the manpower, products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need. The town of Pemberton has an experienced work force and the proximity to the major city of British Columbia, Vancouver, will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are present in Vancouver.

Other

Other than our interest in the Gold Charm claim, we own no plant and equipment or other property.

Our Proposed Exploration Program

Mr. Laurence Stephenson, P. Eng., authored the "Summary of Exploration on the Gold Charm Property” dated September 17, 2006 (the “Stephenson Report”), in which he recommended a phased exploration program to properly evaluate the potential of the claim. We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Gold Charm claim, in the manner recommended in the Stephenson Report, to determine the potential for discovering commercially exploitable deposits of gold.

We do not have any ores or reserves whatsoever at this time on the Gold Charm Claim.

Mr. Stephenson is a registered Professional Engineer in good standing in the Association of Professional Engineers and Geoscientists of British Columbia and the Association of Professional Engineers of Ontario. He is a graduate of the Carleton University, Ottawa Ontario, Bachelor of Science (1975), and of York University, Toronto, with a Masters of Business Administration (1985). Mr. Stephenson has practiced his profession for over 33 years. He visited the area now bounded by the Gold Charm claim in August 2005.

The Stephenson Report recommends a phased exploration program to properly evaluate the potential of the claims. We anticipate, based on the budgets set forth in the Stephenson Report, that all three (3) elements of his recommended Phase I work, consisting of (i) geological mapping at an estimated cost of $4,550, (ii) geophysical surveying at an estimated cost of $4,550, and (iii) geochemical surveying, (including the cost of sample collection and assaying) at an estimated cost of $13,650, will have an aggregate cost of $22,750 (CDN$25,000). Assuming the results of the Phase I work indicates further exploration of the Gold Charm claim is warranted we would undertake a Phase II drilling program. The cost of a drilling program, if determined to be warranted, will be estimated following evaluation of the Phase I work. The cost estimates for Phase I work is based on Mr. Stephenson recommendations and reflect local costs for this type of work.

Our property is easily accessible by roadway. No improvements are required for exploration activities.

Our exploration objective is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this prospectus and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has be delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loan. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined.

Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining property may or may not be located under the property.

Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited. If we are unable to raise the necessary funds, we would be required to suspend MTM’s operations and liquidate our company. See, particularly, ‘Risk Factors’ on page 15.

We will focus available working capital on the exploration of the Gold Charm Claim, our sole property.

There are no permanent facilities, plants, buildings or equipment on the Gold Charm claim.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement our Phase I exploration program, which consists of geochemical stream, soil and rock sampling along with prospecting, geological mapping and geophysical surveys, in stages. Areas of alteration, fault zones and especially quarts veining (float or in situ) will be explored by establishing grids along which soil sampling and geophysical surveys (i.e. electromagnetic) will be conducted. Streams will be sampled by collecting silt and heavy mineral concentrates. All samples should be analyzed for gold by fire assay techniques and multi-element Induction As previously mentioned, the total cost of this is estimated at $ 22,750 (CDN $25,000).

If we are unable to complete all of Phase I the recommended exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money we will cease operations. If we cease operations, we do not have any plans to do anything else.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. It is our hope that we do, but it is impossible to predict the likelihood of such an event. In addition, the nature and direction of the exploration may change depending upon initial results.

We do not have any plan to take our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

Mackenzie Taylor’s Main Product

Mackenzie Taylor’s primary product will be the sale of minerals, both precious and commercial. No minerals have been found to exist on the Gold Charm Two claim and therefore the possibility of obtaining a cash flow from the sale of minerals in the future might be remote.

Mackenzie Taylor’s Exploration Facilities

We will be exploring and developing, if warranted, the Gold Charm Two claim and do not plan to build any mill or smelter. During the exploration period, we can use tent facilities, during the summer months, to house the geological workers or we can obtain hotel accommodations.

Investment Policies

Mackenzie Taylor does not have an investment policy at this time. Any excess funds it has on hand will b e deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest additional funds held by Mackenzie Taylor.

RISK FACTORS

This Form 10-QSB also contains forward-looking statements that involve risks and uncertainties. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock could decline, when and if it is ever quoted on the OTCBB.

Risks associated with MACKENZIE TAYLOR MINERALS INC.

1. We will not have sufficient funds to conduct meaningful exploration work and continue operations if we raise less than $50,000 in gross proceeds from this Offering. If this were to happen then you may suffer an amount equal to the amount of your investment.

As there is no minimum number of shares that must be sold in this offering, it is possible that we will not raise any funds or that we will raise less funding than we require to sustain our operations. If we do not raise the entire gross offering proceeds of $50,000 it is doubtful that we will be able to continue operations. Consequently, investors will lose their entire investment in the event that we raise gross offering proceeds less than $50,000. If this were to happen, we will need to seek additional funding in order to undertake exploration work and sustain our operations. In this situation, you would likely suffer a loss equal to the amount of your investment. Based on our current operating plan, if we raise $50,000 from the offering we should have sufficient funds to satisfy our anticipated need for working capital, a portion of Phase I exploration work and other expenditures for the next 12 months. Following this period of time, we may need additional capital.

2.  Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

The funds we hope to raise from this offering will be used to carry out our plan of operation. Our plan of operation will be to carry out exploration of our mineral property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal, should any be found. Accordingly, we will not generate any revenues as a result of your investment.

3.  Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. The property will likely not contain any reserves. As such, any funds spent on exploration will likely be lost, which will result in a loss of your investment.

4.  We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated on January 24, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our deficit accumulated since inception is $43,899. To achieve and maintain profitability and positive cash flow we are dependent upon:

-  our ability to locate a profitable mineral property
-  our ability to generate revenues
-  our ability to reduce exploration costs

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral property. As a result, we may not generate revenues in the near future. Failure to generate revenues will cause us to suspend or cease operations.

5.  Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we cannot locate qualified personnel we may have to suspend or cease operations which will result in the loss of your investment.

Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the property. Our management has no direct training or experience in these areas, and as a result, may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

6.  Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In the event an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

7.  Weather interruptions in British Columbia may affect and delay our proposed exploration operations and as a result, there may be delays in generating revenues.

Our proposed exploration work can only be performed approximately seven to eight months of the year. This is because rain and snow cause the roads leading to our claims to be impassible during five to six months of the year. When roads are impassable, we are unable to conduct exploration operations on the property which will delay the generation of possible revenues by us.

9.  Because our officers and directors have other outside business activities and each will only be devoting 10% of their time or four hours per week, to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Terry Stimpson and Kendall O’Leary, our officers and directors, have other outside business activities and each will only be devoting 10% of their time, or four hours per week, to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Stimpson and Mrs. O’Leary. As a result, exploration of the property may be periodically interrupted or suspended.

Risks associated with ownership of our shares:

10. If our officers and directors resign or die without having found replacements, our operations will be suspended or cease. If that should occur, you could lose your investment.

We have two officers and two directors. We are entirely dependent upon them to conduct our operations. If they should resign or die there will be no one to run the company. Further, we do not have key man insurance. If that should occur, until we find other persons to run our company, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

11. Because there is no escrow, trust or similar account, your subscription could be seized by creditors. If that occurs you could lose your investment.

There is no escrow, trust or similar account in which your subscription will be deposited. It will only be deposited in a separate bank account under our name. As a result, if we are sued for any reason and a judgment is rendered against us, your subscription could be seized in a garnishment proceeding and you could lose your investment, even if we fail to raise the minimum amount in this offering.

12. Because there is no public trading market for our common stock, you may not be able to resell your stock and, as a result, your investment is illiquid.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale, of which there is no assurance. As a result, your investment is illiquid.

13. NASD sales practice requirements may limit a stockholder's ability to buy and sell our stock.

The NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

Forward Looking Statements

In addition to the other information contained in this Form 10-QSB, it contains forward-looking statements which involve risk and uncertainties. When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position. Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control. Any reader should review in detail this entire Form 10-QSB including financial statements, attachments and risk factors before considering an investment.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Mackenzie Taylor’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Mackenzie Taylor’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls

There were no material changes in Mackenzie Taylor’s internal controls or in other factors that could materially affect Mackenzie Taylor’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Mackenzie Taylor is a party or to which the Gold Charm Two claims are subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities during the quarter ended January 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Mackenzie Taylor’s Registration Statement on Form SB-2 filed on January 24, 2007, Registration No. 333-140170)

3 (i) Articles of Incorporation (incorporated by reference from Mackenzie Taylor’s Registration Statement on Form SB-2 filed on January 24, 2007, Registration No.333-140170)

3 (ii) By-laws (incorporated by reference from Mackenzie Taylor’s Registration Statement on Form SB-2 filed on January 24, 2007, Registration No. 333-140170)

4	Stock Specimen (incorporated by reference from Mackenzie Taylor’s Registration Statement on Form SB-2 filed on January 24, 2007, Registration No. 333-140170)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Mackenzie Taylor’s Registration Statement on Form SB-2 filed on January 24, 2007 Registration No. 333-140170)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKENZIE TAYLOR MINERALS INC.
(Registrant)

Date: February 22, 2007	TERRY STIMPSON
Chief Executive Officer, President and Director

Date: February 22, 2007	KENDALL O’LEARY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director