Form 10QSB
period 2007-04-30
Mackenzie Taylor Minerals Inc.
filed 2007-06-04
CIK 1371247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2007

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

May 31,  2007:  3,000,000 common shares

Transitional Small Business Disclosure format (Check one):     Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at April 30, 2007 and October 31, 2006	4

	Statement of Operations For the three and six months ended April 30, 2007 and 2006 and for the period January 24, 2006 (Date of Inception) to April 30, 2007	5

	Statement of Cash Flows For the three and six months ended April 30, 2007 and 2006 and for the period January 24, 2006 (Date of Inception) to April 30, 2007	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	18

PART 11.	OTHER INFORMATION	18

ITEM 1.	Legal Proceedings	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 3.	Defaults Upon Senior Securities	18

ITEM 4.	Submission of Matters to a Vote of Security Holders	18

ITEM 5.	Other Information	18

ITEM 6.	Exhibits and Reports on Form 8-K	19

	SIGNATURES.	20

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Mackenzie Taylor Minerals Inc. (a pre-exploration stage company) at April 30, 2007 (with comparative figures as at October 31, 2006) and the statement of operations for the three and six months ended April 30 2007 and 2006 and for the period from January 24, 2006 (date of incorporation) to April 30, 2007 and the statement of cash flows for the six months ended January 31, 2007 and 2006 and for the period from January 24, 2006 (date of incorporation) to April 30, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2007 are not necessarily indicative of the results that can be expected for the year ending October 31, 2007.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Balance Sheets
April 30, 2007

(Unaudited - Prepared by Management)

	April 30, 2007	October 31, 2006
	(Unaudited)	(Audited)
Assets

Cash	$ 4,439	$ 27,931

Total assets	$ 4,439	$ 27,931

Liabilities and Shareholders’ Deficiency

Liabilities:
Accounts payable and accrued liabilities	$ 5,503	$ 3,784
Indebtedness to related parties (Note 4)	59,363	37,755
Total liabilities	64,866	41,539

Shareholders’ deficiency
200,000,000 shares authorized, at $0.001 par value 3,000,000 shares issued and outstanding	3,000	3,000
Capital in excess of par value	1,987	512
Deficit accumulated during the pre-exploration stage	(65,414)	(17,120)

Total Shareholders’ Deficiency	(60,427)	(13,608)

	$ 4,439	$ 27,931

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Statement of Operations
For the three and six months ended April 30, 2007 and 2006 and for the period from January 24, 2006 (date of inception) to April 30, 2007

(Unaudited - Prepared by Management)

	Three months ended April 30, 2007	Three months ended April 30, 2006	Six months ended April 30, 2007	Inception to April 30, 2006	January 24, 2006 (date of inception) through April 30, 2007

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and audit	1,900	-	4,910	-	8,660
Bank charges	40	-	157	-	284
Consulting fees	7,500	-	16,000	-	16,000
Edgarizing	725		725	-	725
Exploration costs	-	-	500	-	3,682
Filing fees	-	-	275	-	475
Geology report	-	-	-	-	5,000
Incorporation costs	-	-	-	920	920
Legal fees	-	-	2,500	-	2,500
Management fees	9,000	-	18,000	-	21,000
Office	569	-	952	-	1,081
Rent	900	-	1,800	-	2,100
Transfer agent fees	-	-	1,000	-	1,000

NET LOSS FROM OPERATIONS	(20,634)	-	(46,819)	(920)	(63,427)

OTHER
Interest	(881)	-	(1,475)	-	(1,987)

LOSS FOR THE PERIOD	$ (21,515)	$ -	$ (48,294)	$ (920)	$ (65,414)

NET LOSS PER COMMON SHARE

Basic and diluted	$0.01	$0.00	$0.02	$0.00

AVERAGE OUTSTANDING SHARES

Basic	3,000,000	-	3,000,000	-

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
        Consolidated Statement of Cash Flows
For the six months ended April 30, 2007 and 2006 and for the period from January 24, 2006 (date of inception) to April 30, 2007

(Unaudited - Prepared by Management)

	Six months ended April 30, 2007	Six months ended April 30, 2006	January 24, 2006 (Inception) through April 30, 2007

Cash flows from operating activities:
Net loss	$ (48,294)	$ (920)	$ (65,414)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution to capital - imputed Interest	1,475	-	1,987
Changes in operating assets and liabilities,
Accounts payable	1,719	920	5,503
Net cash used in operating activities	(45,100)	-	(57,924)

Cash flows from financing activities
Proceeds from related party debt (Note 4)	21,608	-	59,363
Proceeds from issuance of common stock, net of offering costs (Note 5)	-	-	3,000
Net cash provided by financing activities	21,608	-	62,363

Net change in cash	(23,492)	-	4,439

Cash:
Beginning of period	27,931	-	-
End of period	$ 4,439	$ -	$ 4,439

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2007

(Unaudited - Prepared by Management)
1. ORGANIZATION

The Company, Mackenzie Taylor Minerals Inc. was incorporated under the laws of the State of Nevada on January 24, 2006 with the authorized capital stock of 200,000,000 shares at $0.001 par value. The Company organized its wholly owned subsidiary, Golden Charm Minerals Ltd., which was incorporated in British Columbia on May 30, 2006.

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
April 30, 2007

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

On April 30, 2007, the Company had a net operating loss carry forward of $65,414 for income tax purposes. The tax benefit of approximately $19,600 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.

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
April 30, 2007

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
April 30, 2007

(Unaudited - Prepared by Management)

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their family have acquired 100% of the common stock issued and have made no interest, demand loans to the Company of $59,363. Nevertheless, imputed interest expense of $1,987 on the balance owed to officers-directors since inception has been credited to Capital in Excess of Par Value.

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

LIQUIDITY AND CAPITAL RESOURCES

Mackenzie Taylor has had no revenue since inception and its accumulated deficit is $65,414. To date, the growth of Mackenzie Taylor has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Gold Charm Two claims in good standing.

The plan of operations during the next twelve months is for us to maintain the Gold Charm Two claims in good standing with the Province of British Columbia and meet our filing requirements. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $18,878 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), work undertaken by the independent accountant ($4,000), Edgar fees ($1,150), filing fees to maintain Mackenzie Taylor in good standing with the State of Nevada and payment to our registrant ($275), exploration activities on the Gold Charm Two claims (estimated at $500), office and miscellaneous ($1,200), payments to the transfer agent ($1,000) and payment to third party creditors in the amount of $5,503. At present, we do not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from our director. Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

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

Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited. If we are unable to raise the necessary funds, we would be required to suspend our operations and liquidate our company.

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

We were incorporated on January 24, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our deficit accumulated since inception is $65,414. To achieve and maintain profitability and positive cash flow we are dependent upon:

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

Forward Looking Statements

In addition to the other information contained in this Form 10-QSB, it contains forward-looking statements which involve risk and uncertainties. When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position. Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that the actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control. Any reader should review in detail this entire Form 10-QSB including financial statements, attachments and risk factors before considering an investment.

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

There has been no change in our securities during the quarter ended April 30, 2007.

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

MACKENZIE TAYLOR MINERALS INC.
(Registrant)

Date: June 1, 2007	TERRY STIMPSON
Chief Executive Officer, President and Director

Date: June 1, 2007	KENDALL O’LEARY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director