Form 10QSB
period 2007-07-31
Mackenzie Taylor Minerals Inc.
filed 2007-08-07
CIK 1371247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2007

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

August 7, 2007:  3,777,000 common shares

Transitional Small Business Disclosure format (Check one):     Yes [ ]     No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as at July 31, 2007 and October 31, 2006	4

	Consolidated Statement of Operations For the three and nine months ended July 31, 2007 and 2006 and for the period January 24, 2006 (Date of Inception) to July 31, 2007	5

	Consolidated Statement of Changes in Shareholders’ Equity For the period from January 24, 2006 (Date of Inception) to July 31, 2007	6

	Consolidated Statement of Cash Flows For the three and nine months ended July 31, 2007 and 2006 and for the period January 24, 2006 (Date of Inception) to July 31, 2007	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	12

ITEM 3.	Controls and Procedures	18

PART 11.	OTHER INFORMATION	19

ITEM 1.	Legal Proceedings	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Submission of Matters to a Vote of Security Holders	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits and Reports on Form 8-K	19

	SIGNATURES.	21

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Mackenzie Taylor Minerals Inc. (a pre-exploration stage company) at July 31, 2007 (with comparative figures as at October 31, 2006) and the statement of operations for the three and nine months ended July31, 2007 and 2006 and for the period from January 24, 2006 (date of incorporation) to July 31, 2007 and consolidated statement of changes in stockholders’ deficiency for the period from January 24, 2006 to July 31, 2007 and the statement of cash flows for the nine months ended July 31, 2007 and 2006 and for the period from January 24, 2006 (date of incorporation) to July 31, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2007 are not necessarily indicative of the results that can be expected for the year ending October 31, 2007.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Balance Sheets
July 31, 2007

(Unaudited - Prepared by Management)

	July 31, 2007	October 31, 2006
	(Unaudited)	(Audited)
Assets

Cash	$ 31,359	$ 27,931
Prepaid expenses	1,500	-

Total assets	$ 32,859	$ 27,931

Liabilities and Shareholders’ Deficiency

Liabilities:
Accounts payable and accrued liabilities	$ 6,903	$ 3,784
Indebtedness to related parties (Note 4)	59,460	37,755
Total liabilities	66,363	41,539

Shareholders’ deficiency
200,000,000 shares authorized, at $0.001 par value 3,777,000 shares issued and outstanding (October 31, 2006 - 3,000,000 shares issued and outstanding)	3,777	3,000
Capital in excess of par value	40,811	512
Deficit accumulated during the pre-exploration stage	(78,092)	(17,120)

Total Shareholders’ Deficiency	(33,504)	(13,608)

	$ 32,859	$ 27,931

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Statement of Operations
For the three and nine months ended July 31, 2007 and 2006 and for the period from January 24, 2006 (date of inception) to July 31, 2007

(Unaudited - Prepared by Management)

	Three months ended July 31, 2007	Three months ended July 31, 2006	Nine months ended July 31, 2007	Nine months ended July 31, 2006	January 24, 2006 (date of inception) through July 31, 2007

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and audit	1,750	-	6,660	-	10,410
Bank charges	30	-	187	-	314
Consulting fees	-	-	16,000	-	16,000
Edgarizing	150		875	-	875
Exploration costs	-	-	500	-	3,682
Filing fees	-	-	275	-	475
Geology report	-	-	-	-	5,000
Incorporation costs	-	-	-	920	920
Legal fees	-	-	2,500	-	2,500
Management fees	9,000	-	27,000	-	30,000
Office	97	-	1,049	-	1,178
Rent	900	-	2,700	-	3,000
Transfer agent fees	-	-	1,000	-	1,000

NET LOSS FROM OPERATIONS	(11,927)	-	(58,746)	(920)	(75,345)

OTHER
Interest	(751)	-	(2,226)	-	(2,738)

LOSS FOR THE PERIOD	$ (12,678)	$ -	$ (60,972)	$ (920)	$ (78,092)

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00	$0.00	$(0.02)	$0.00

AVERAGE OUTSTANDING SHARES

Basic	3,160,467	-	3,054,077	-

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(Pre-Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period  January 23, 2006 (date of inception) to July 31, 2007

(Unaudited - Prepared by Management)

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance October 31, 2006	-	$ -	$ -	$ -

Issuance of common shares for cash at $.001	3,000,000	3,000	-	-

Capital in excess of par value - inputed interest	-	-	512	-

Net operating loss for the ten months ended October 31, 2006	-	-	-	(17,120)

Issuance of common shares for cash at $0.05	777,000	777	38,073	-

Capital in excess of par value - inputed interest	-	-	2,226	-

Net operating loss for the nine months ended July 31, 2007	-	-	-	(60,972)

Balance as at July 31, 2007	3,777,000	$ 3,777	$ 40,811	$ (78,092)

The accompanying notes are an integral part of these unaudited financial statements

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Statement of Cash Flows
For the nine months ended July 31, 2007 and 2006 and for the period from January 24, 2006 (date of inception) to July 31, 2007

(Unaudited - Prepared by Management)

	Nine months ended July 31, 2007	Nine months ended July 31, 2006	January 24, 2006 (Inception) through July 31, 2007

Cash flows from operating activities:
Net loss	$ (60,972)	$ (920)	$ (78,092)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in prepaid expenses	(1,500)		(1,500)
Contribution to capital - imputed Interest	2,226	-	2,738
Changes in operating assets and liabilities,
Accounts payable	3,119	920	6,903
Net cash used in operating activities	(57,127)	-	(69,951)

Cash flows from financing activities
Proceeds from related party debt (Note 4)	21,705	-	59,460
Proceeds from issuance of common stock, net of offering costs (Note 5)	38,850	-	41,850
Net cash provided by financing activities	60,555	-	101.310

Net change in cash	3,428	-	31,359

Cash:
Beginning of period	27,931	-	-
End of period	$ 31,359	$ -	$ 31,359

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2007

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
July 31, 2007

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

On July 31, 2007, the Company had a net operating loss carry forward of $78,092 for income tax purposes. The tax benefit of approximately $23,400 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The losses will expire in 2028.

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
July 31, 2007

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

3. AQUISITION OF MINERAL CLAIM

The Company acquired three mineral claims, known as the Gold Charms Two, situated in British Columbia, with an expiration date of December 2, 2007. The claims may be extended yearly by the payment of $184 Cdn (US $167) or the completion of work on the property of $184 Cdn. ($167) plus a filing fee. On the date of this report the Company had not established the existence of a commercially minable ore deposit on the claims.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2007

(Unaudited - Prepared by Management)

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their family have acquired 100% of the common stock issued and have made no interest, demand loans to the Company of $59,460. Nevertheless, imputed interest expense of $2,738 on the balance owed to officers-directors since inception has been credited to Capital in Excess of Par Value.

Officers-directors are compensated for their services in the amount of a total $3,000 per month starting October 1, 2006.

5. CAPITAL STOCK

During 2006, the Company completed a private placement of 3,000,000 common shares for $3,000 to its directors. In July 2007, the Company completed a private placement of 777,000 common shares at a price of $0.05 per share for $38,850.

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

LIQUIDITY AND CAPITAL RESOURCES

Mackenzie Taylor has had no revenue since inception and its accumulated deficit is $78,092. To date, the growth of Mackenzie Taylor has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Gold Charm Two claims in good standing.

The plan of operations during the next twelve months is for us to maintain the Gold Charm Two claims in good standing with the Province of British Columbia and meet our filing requirements. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $27,428 will be required over the next twelve months to pay for such expenses as bookkeeping ($2,750), work undertaken by the independent accountant ($4,000), Edgar fees ($1,500), filing fees to maintain Mackenzie Taylor in good standing with the State of Nevada and payment to our registrant ($275), exploration activities on the Gold Charm Two claims (estimated at $10,000), office and miscellaneous ($1,000), payments to the transfer agent ($1,000) and payment to third party creditors in the amount of $6,903. At present, we do have these funds to pay for future expenses and eliminate accounts payable but any unusual expenses which might be incurred might not be covered unless management is will to give further advances to us. Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

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

Claims

The following table provides the tenure number, claim name, date of record and expiry date as follows:

Tenure 525990	Claim Name Gold Charm Two	Date of Recording Jan. 21, 2006	Date of Expiration December 2, 2007

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

2.  Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. The property will likely not contain any reserves. As such, any funds spent on exploration will likely be lost, which will result in a loss of your investment.

3.  We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated on January 24, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our deficit accumulated since inception is $78,092. To achieve and maintain profitability and positive cash flow we are dependent upon:

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

4.  Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we cannot locate qualified personnel we may have to suspend or cease operations which will result in the loss of your investment.

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

5.  Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In the event an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

6.  Weather interruptions in British Columbia may affect and delay our proposed exploration operations and as a result, there may be delays in generating revenues.

Our proposed exploration work can only be performed approximately seven to eight months of the year. This is because rain and snow cause the roads leading to our claims to be impassible during five to six months of the year. When roads are impassable, we are unable to conduct exploration operations on the property which will delay the generation of possible revenues by us.

7.  Because our officers and directors have other outside business activities and each will only be devoting 10% of their time or four hours per week, to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

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

Risks associated with ownership of our shares:

8. If our officers and directors resign or die without having found replacements, our operations will be suspended or cease. If that should occur, you could lose your investment.

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

9. Because there is no escrow, trust or similar account, your subscription could be seized by creditors. If that occurs you could lose your investment.

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

10. Because there is no public trading market for our common stock, you may not be able to resell your stock and, as a result, your investment is illiquid.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale, of which there is no assurance. As a result, your investment is illiquid.

11. NASD sales practice requirements may limit a stockholder's ability to buy and sell our stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2007, Mackenzie Taylor completed a private placement under its effective registration statement which resulted in the sale of 777,000 common shares at $0.05 per share for a total consideration of $38,850.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K

On July 17, 2007 the Company issued a Form 8-K announcing the sale of 777,000 common shares at a price of $0.05 per share for a total consideration of $38,850 which completed the sale of shares under its effective registration statements.

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

MACKENZIE TAYLOR MINERALS INC.
(Registrant)

Date: August 7, 2007	TERRY STIMPSON
Chief Executive Officer, President and Director

Date: August 7, 2007	KENDALL O’LEARY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director