Form 10KSB
period 2007-10-31
Mackenzie Taylor Minerals Inc.
filed 2007-12-04
CIK 1371247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended October 31, 2007

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission File Number 333-140170

MACKENZIE TAYLOR MINERALS INC.
(Exact name of Company as specified in charter)

Nevada	98-0505186
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

Suite 904 - 228 - 26th Street, S.W. Calgary, Alberta, Canada	T2S 3C6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 1-250-754-1811

Securities registered pursuant to section 12 (b) of the Act:

Title of each share None	Name of each exchange on which registered None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Mackenzie was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     (1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Mackenzie’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [X]     No [ ]

State issuer’s revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by nonaffiliates of Mackenzie. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at October 31, 2007, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of November 30, 2007, Mackenzie has 3,777,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS
PART 1                                                                                                 Page

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

Our company, Mackenzie Taylor Minerals Inc. (“Mackenzie”) was incorporated on January 23, 2006, in the State of Nevada. Other than a wholly owned subsidiary, Golden Charm Minerals Ltd. (“Golden Charm”), the Company does not have any subsidiaries, affiliated companies or joint venture partners. Golden Charm was incorporated under the laws of British Columbia Canada on May 30, 2006 for the purpose of holding registered and beneficial title to the Company’s mineral claim situated in British Columbia, Canada. The Company’s, and Golden Charm’s, business and administrative office is located at 228 26th Avenue S.W., Suite 904, Calgary, Alberta, T2S 3C6. Our fiscal year end is October 31.

We are a pre-exploration stage corporation. A pre-exploration stage corporation is one engaged in the exploratory search for mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on our sole property, the Gold Charm Two mineral claim (hereinafter the “Gold Charm claim”). Recorded title to our claim is held in the name of our subsidiary, Golden Charm. This property is located in British Columbia, Canada, and consists of one mineral claim, comprising 183.6 hectares. We intend to explore for gold on the property.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion by our auditors and rely upon the sale of our securities and loans from our officers and directors to fund operations.

There is substantial doubt that we can continue as an ongoing business for the next twelve months and we will have to suspend or cease operations within the next twelve months unless we raise sufficient money to cover all our expected expenses; estimated to be $62,628.

The property we intend to explore may not contain any mineral reserves and therefore, any investment in this offering may be lost.

At the present, we have no employees and only two officers and directors, each of whom plan to devote only 4-5 hours per week to our operations.

There is currently no public trading market for the shares being offered.

Nevertheless, Mackenzie is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-KSB and Form 10-QSB.

The shareholders may read and copy any material filed by Mackenzie with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Mackenzie has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov. We have no website at this time.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of Mackenzie and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Mackenzie presently has minimal day-to-day operations; consisting mainly of maintaining the Mackenzie claim in good standing and preparing the reports filed with the SEC as required.

RISK FACTORS

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Mackenzie contained in this Form 10K-SB, you should consider many important factors in determining whether to purchase the shares being offered. The following risk factors reflect the potential and substantial material risks in being a shareholder of our company.

Risks associated with MACKENZIE TAYLOR MINERALS INC.

1.  Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

The funds we hope to raise from the sale of shares in the future will be used to carry out our plan of operation. Our plan of operation will be to carry out exploration of our mineral property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal, should any be found. Accordingly, we will not generate any revenues as a result of your investment.

2.  Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. The property will likely not contain any reserves. As such, any funds spent on exploration will likely be lost, which will result in a loss to our existing shareholders.

3.  We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated on January 23, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our deficit accumulated since inception to October 31, 2007 is $xxxxx. To achieve and maintain profitability and positive cash flow we are dependent upon:

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

5.  Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of our shareholders’ investment in our Company.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In the event an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and our shareholders might lose their entire investment.

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

8.  Because our officers and directors have other outside business activities and each will only be devoting 10% of their time or four hours per week, to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Terry Stimpson and Kendall O’Leary, our officers and directors, have other outside business activities and each will only be devoting 10% of their time, or four hours per week, to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Stimpson and Mrs. O’Leary. As a result, exploration of the property may be periodically interrupted or suspended.

9. If our officers and directors resign or die without having found replacements, our operations will be suspended or cease. If that should occur, our shareholders may lose their investment.

We have two officers and two directors. We are entirely dependent upon them to conduct our operations. If they should resign or die there will be no one to run the company. Further, we do not have key man insurance. If that should occur, until we find other persons to run our company, our operations will be suspended or cease entirely. In that event it is possible our shareholders might lose your entire investment.

10. Because there is no public trading market for our common stock, our shareholders may not be able to resell their stock and, as a result, their investment is illiquid.

There is currently no public trading market for our common stock. Therefore, there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale, of which there is no assurance. As a result, your investment is illiquid.

11. FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

The FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

Foreign Currency and Exchange Rates

Our mineral property is located in British Columbia, Canada and costs expressed in the geological report on our mineral property are expressed in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this Form 10K-SB, Canadian Dollars have been converted into United States currency at the rate of US $0.95 being approximately equal to Cdn $1.00 or Cdn. $0.95 being approximately equal US $1.00 as at the balance sheet. During the year the conversion was taken at the date of the transaction which varied monthly.

ITEM 2. DESCRIPTION OF PROPERTY
General

We were incorporated in the State of Nevada on January 23, 2006. We are a pre-exploration stage corporation. We have only undertaken a limited exploration program on our mineral claims during the summer and fall of this year. Our claim is known as the Gold Charm Two claim located in British Columbia, Canada. There is no assurance that mineralized material with any commercial value exits on our property.

We do not have any ore body and have not generated any revenues from our operations.

We maintain our statutory registered agent's office at 2470 St. Rose Parkway, Suite 304, Henderson, Nevada, 89075 and our business office is located at 228 26th Avenue S.W., Suite 904, Calgary, Alberta, Canada, T2S 3C6. Our telephone number is (403) 819-8790 and our fax number is (604) 688-2921
.
We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

Background

In March 2006 we purchased a mineral property, the Gold Charm Two (hereinafter the “Gold Charm claim”), in British Columbia, Canada from R. Billingsley, a non-affiliated third parties for the sum of $3,182. We are required to pay a maintenance fee of $167 (CDN $184) to the Government of British Columbia on our mineral claim each year until such time as we are able to perform exploration work on the Gold Charm claim. In other words, we can maintain our interest in the Gold Charm claim by conducting exploration work on the claim, or failing that, by paying the aforementioned ‘maintenance fee’. Therefore in the late summer and the fall of this year we engaged the services of an independent consultant to explore our mineral claim at a cost of $10,000.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

Prior to January 12, 2005, British Columbia allowed a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers on the land, to indicate a claimed area. The process of posting the area was known as ‘staking’. On January 12, 2005, British Columbia initiated a new system of mineral tenure acquisition known as ‘Mineral Title Online’. This system allows new mineral tenures to be acquired using the Internet. An applicant for a mineral tenure must have a Free Miners Certificate (issued for an annual fee of $ 455 (CDN$500) and an electronic identification number known as a BCeID. Title is acquired by selecting "cells" on a map and making an electronic payment. Mineral tenures acquired under the old system have been transferred onto this new system. The result is a much more accurate, secure and certain mineral tenure. The Gold Charm claim was recorded under the new system.

In the 19th century the practice of reserving the minerals from fee simple ‘Crown’ (i.e. the Province of British Columbia) grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in British Columbia, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to the Gold Charm claim resides with the Crown.

Our property is a mining claim issued pursuant to the Minerals Tenure Act of the Province of British Columbia. As the registered owner of the claim, we enjoy the exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the property and continuing vertically downward.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have undertaken a limited exploration program in the amount of $10,000. We are presently in the pre-exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no known environmental concerns or parks designated for any area contained within the Gold Charm claim. We have no plans to try and interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

The following table provides the tenure number, claim name, date of record and expiry date as follows:

Tenure 525990	Claim Name Gold Charm Two	Date of Recording Jan. 21, 2006	Date of Expiration December 2, 2007

We have done sufficient work on our claim during the current year, when once filed with the Ministry of Energy and Mines, to maintain the claim in good standing for several years.

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

The Stephenson Report recommends a phased exploration program to properly evaluate the potential of the claims. We have done part of Phase I recommended by Stephenson and will know the results latter in December 2007. Assuming the results of the Phase I work indicates further exploration of the Gold Charm claim is warranted we would undertake a Phase II drilling program. The cost of a drilling program, if determined to be warranted, will be estimated following evaluation of the Phase I work. The cost estimates for Phase I work is based on Mr. Stephenson recommendations and reflect local costs for this type of work.

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

Our exploration program will assist in determining what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

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

Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited. If we are unable to raise the necessary funds, we would be required to suspend Mackenzie’s operations and liquidate our company.

We have focused some of our working capital on the exploration of the Gold Charm Claim, our sole property.

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

Competitive Factors

The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we believe we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the British Columbia Mineral Tenure Act. This act sets forth rules for:

●	locating claims
●	recording claims
●	working claims
●	reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, we will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active streams, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the applicable act and codes and will continue to comply with the applicable act and codes in the future. We believe that compliance with the applicable act and codes will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We will only be using "non-intrusive" exploration techniques and will not leave any indication that a sample was taken from the area. Our consultants and employees will be required to leave the area in the same condition as they found it and the costs of this work are included in the cost estimates of the work programs described herein.

Subcontractors

We have been using for our recent exploration activities subcontractors for manual labor and will continue to do so.

Employees and Employment Agreements

At present, we have no full-time employees. Our officers and directors will each devote about 10% of their time, or four hours per week, to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties but because of their inexperience with exploration, they will hire qualified persons to perform the surveying, geology, engineering, exploration, and excavating of the property. As of this date, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering.

Investment Policies

The Company does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by the Company. Presently the Company does not have any excess funds to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Mackenzie is a party or to which its property is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the current year, no matters were brought before the securities holders for voted thereon.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

To date we have not held an Annual General Meeting of our Stockholders but do intend to do so within the near future. We are not yet a public trading company but our intention is to seek a quotation on the OTCBB.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We are a start up, pre-exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. Our directors have advanced funds to us in the amount of $59,592 as at October 31, 2007.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail in other parts of this Form 10K-SB. We are not going to buy or sell any plant or significant equipment during the next twelve months.

The property is located in southern British Columbia approximately 2.5 miles southeast of the town of Gold Bridge, British Columbia, Canada, approximately 112 miles north of Vancouver, British Columbia..

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we cannot not raise enough money to complete our exploration program, we will try to raise additional funds from a private placement or loans from our directors. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our property and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. To our knowledge, the property has never been mined. Based on a filed British Columbia assessment report there was some preliminary geophysical and geochemical work carried out on a portion of what now comprises the Gold Charm claim. The property was claimed by R. Billingley and was subsequently examined and reported on at our request by Mr. Laurence Stephenson P.Eng. and ownership was transferred to us.

Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

There is no historical financial information about us upon which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services. To become profitable and competitive, we will conduct the research and exploration of our properties before we start production of any minerals we may find.

In the future, we have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in an additional dilution to existing shareholders.

Liquidity and Capital Resources

In the future, we cannot guarantee we will be able to raise enough money to stay in business. Whatever money we do raise will be applied to working capital in order to settle any outstanding debts we owe to our creditors and to continue to explore the Gold Charm Two. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a private placement, public offering or through loans. If we do not raise all of the money we need to complete our exploration of the property we will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others.

We have discussed this matter with our officers and directors and our directors have agreed to advance funds as needed until the public offering is completed or failed. They have advanced $59,592 to date. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We acquired one property comprising approximately 183.6 hectares. Title to the property is recorded in our name. We have started a small exploration program which has cost us approximately $10,000.

Since inception, we have issued 3,000,000 shares of our common stock to our two officers and directors for a total consideration of $3,000 and have raised an additional $38,850 under a registration statement whereby 777,000 shares were issued at $0.05 per share.

As of October 31, 2007, our total assets were $11,080 consisting of cash of $9,580 and prepaid expenses of $1,500 and our total liabilities were $70,245 of which $59,592 is owed to our directors.

During the year, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 10,660
Bank charges		230
Consulting fees	ii	16,000
Edgar filings	iii	1,125
Exploration and filing fees	iv	10,500
Filing fees and franchise taxes	v	275
Legal	vi	2,500
Management fees	vii	36,000
Office	viii	1,180
Rent	ix	3,600
Telephone	x	337
Transfer agent's fees	xi	2,000
Total expenses		$ 84,407

i.
Mackenzie spent $5,250 for internal accounting services to prepare working papers for submission to the independent accountants. The fees paid to the independent accountants were $5,260 for the review of the quarterly financial statements and the examination of the year end financial statements.

ii. Consulting fees of $16,000 have been paid for certain consulting work undertaken by an independent consultant on behalf of the company in preparing and filing the effective registration statement.

iii Mackenzie has incurred certain expenses during the year for filing its various Forms 10-QSB and 10-KSB with the SEC. In addition, the Company filed a Form SB-2 and 424 (b) (i) during the year.

iv. Early in the fiscal year, Mackenzie paid an independent consultant to transfer the mineral claims to the name of its wholly-owned subsidiary and in the late summer paid an independent consultant $10,000 to under take exploration work on the Gold Charm Two claims. This expenditure will maintained the claim in good standing for several years.

v. Mackenzie has paid annual filing fees to the Secretary of State for Nevada.

vi. A legal opinion was obtained from an attorney relating to the shares to be issued by Mackenzie under its registration statement. This legal opinion is an attachment to the registration statement under Exhibit 5.

vii. Mackenzie pays each month its President $2,000 and its Secretary Treasurer $1,000 for services rendered to it.

viii. Office expenses of $1,309 were mainly courier, faxing and photocopying.

ix. Mackenzie does not have its own office premises but used the residence of its Secretary Treasurer at a cost of $300 per month.

x. Represents charges by Mackenzie’s President for certain telephone expense he incurred.

xi. During the year, Mackenzie issued share certificates via its transfer agent and paid its annual fee to them.

Mackenzie estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements ForTwelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 9,250	$ 10,275	$ 19,525
Bank charges		200	-	200
Edgar filing fees	2	1,150	-	1,150
Filing fees	3	275	-	275
Management fees	4	36,000	-	36,000
Office	5	1,000	378	1,378
Rent	6	3,600	-	3,600
Transfer agent's fees	7	500	-	500
Estimated expenses		$ 51,975	$ 10,653	$ 62,628

1.  Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10-QSB - Jan. 31, 2008	$ 1,250	$ 500	$ 1,750
Form 10-QSB - April 30, 2008	1,250	500	1,750
Form 10-QSB - July 31, 2008	1,250	500	1,750
Form 10-KSB - Oct, 31, 2008	1,500	2,500	4,000

	$ 5,250	$ 4,000	$ 9,250

2. Edgar filing fees comprise the cost of filing the various Forms 10-KSB and 10-QSB on Edgar. It is estimated the cost for each of the Form 10-QSBs will be $250 and the cost of filing the 10-KSB will be $400.

3. Filing fees for the State of Nevada is estimated at $275 per year.

4. Mackenzie pays is two officers and directors a total of $3,000 per month for their time which they undertake on behalf of the Company.

5. Relates to photocopying, courier, faxing and general office supplies.

6. Mackenzie compensates its Secretary Treasurer $300 per month for the use of her personal residence as an office.

7. Each year Mackenzie is charged a fee of $500 by its transfer agent to act on its behalf.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of Mackenzie are included following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended October 31, 2007 and through the subsequent period to, to the best of Mackenzie's knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 8A - CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

Mackenzie’s Chief Executive Officer and it Chief Financial Officer, after evaluating the effectiveness of Mackenzie’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a 14(c) and 15d 14 (c) as of the date within 90 days of the filing of this annual report on Form 10-KSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Mackenzie’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls

There were no significant changes in Mackenzie’s internal controls or in other factors that could significantly affect Mackenzie’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 111

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following table sets forth as of October 31, 2007, the name, age, and position of each executive officers and director and the term of office of each director of Mackenzie.
Name	Age	Position Held	Term as Director Since

Terry Stimpson	57	President and Director	2006

Kendall O’ Leary	45	Secretary Treasurer	2006

The directors of Mackenzie serve for a term of one year and until their successors are elected at Mackenzie’s Annual Shareholders’ Meeting and are qualified, subject to removal by Mackenzie’s shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Background of Officers and Directors

Terry Stimpson has been a member of our board of directors since our inception. He was appointed our president and chief executive officer on May 29th, 2006. Mr. Stimpson graduated form Simon Fraser University with a B.A. in English & Communications in 1975. After graduation until 1991, Mr. Stimpson held a variety of positions with a private real estate development company based in Vancouver, British Columbia. Since 1991 Mr. Stimpson has held a variety of sales positions, most recently with TMI Target Marketing Intelligence Corporation. Mr. Stimpson is prepared to devote 10% of his time, or approximately four-five hours per week, to our operations.

Kendall O’Leary was appointed to our board of directors on May 28, 2006 and was appointed as our secretary- treasurer, chief financial officer and chief accounting officer on May 29, 2006. Mrs. O’Leary graduated form the Arizona State University in 1986 with a BS in Justice Studies. Thereafter she worked for a law firm in Vancouver, British Columbia, Canada and then took a postion in the public relations department of a mining company, also based in Vancouver. In 1993 Mrs. O’leary started a retail clothing business which she operated for two years. From 1995 until 2002 Mrs. O’Leary took time off to raise her children. Since 2002 she has operated a web-based business retailing women’s fashions. Kendall O’Leary is prepared to devote 10% of her time, or approximately four-five hours per week, to our operations.

Board of Directors Audit Committee

Below is a description of the Audit Committee of the Board of Directors. The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of Terry Stimpson, our President and Chairman of the audit committee, and Kendall O’Leary our Chief Financial Officer and Secretary Treasurer neither of whom are independent. Neither Mr. Stimpson nor Mrs.O’Leary can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B. The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial condition, does not anticipate seeking an audit committee financial expert in the near future. However Mr. Stimpson, Chairman of the Audit Committee, has engaged the services of an independent Chartered Accountant as a consultant to provide advice to the Audit Committee as and when the committee meets to review the Company’s financial statements.

Apart from the Audit Committee, Mackenzie has no other Board committees.

Conflict of Interest

We believe that our officers and directors will be subject to conflicts of interest. The conflicts of interest arise from their unwillingness to devote full time to our operations.

In an effort to ensure that potential conflicts of interest are avoided or declared to Mackenzie and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board of Directors adopted, on August 11, 2006, a Code of Business Conduct and Ethics. Mackenzie’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Mackenzie and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles, conflicts of interest, special ethical obligations for employees with financial reporting responsibilities, insider trading rules, reporting of any unlawful or unethical conduct, political contributions and other relevant issues.

Significant Employees

Other than officers and directors, Mackenzie has no employees at this time.

Family Relationships

There are no family relationships among any of Mackenzie's officers and directors.

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of Mackenzie:

(1)
filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) engaging in any type of business practice; or

(iii)	engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16 (a) of the Exchange Act

Mackenzie knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of Mackenzie registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, Mackenzie knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

As at October 31, 2007, none of the directors and officers had filed any reports required pursuant to Section 16 (a).

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

Mackenzie compensates it President at $2,000 per month and its Secretary Treasurer at $1,000.

We have paid the following in executive since inception:

Summary Compensation Table
                                    Long Term Compensation
                             Annual Compensation               Awards               Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/SAR (#)	LTIP payouts ($)	All other compensation ($)

Terry Stimpson Chief Executive Officer, President and Director	2006 2007	-0- -0-	2,000 24,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Kendall O’Leary Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer and Director	2006 2007	-0- -0-	1,000 12,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Our President receives, monthly, the sum of $2,000 in management fees management fees. Our Secretary Treasurer receives $1000 per month in management fees of $1,000 and an allowance of $300 (for providing an office for Mackenzie).

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Other Compensation

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from Mackenzie, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with Mackenzie or its subsidiaries, or any change in control of Mackenzie, or a change in the person’s responsibilities following a change in control of Mackenzie.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of October 31, 2007, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares of 3,777,000. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive powers with respect to their shares.

Title of Class	Name and Address of Beneficial Owner[1]	Amount and Nature of Beneficial Ownership	Percent of Class on the Date of this Prospectus

Common	Terry Stimpson 5651 Quentin Street Calgary, Alberta, Canada T2T 6J1	2,000,000	52.9%
Common	Kendall O’Leary 228 26th Avenue S.W. Calgary, Alberta, Canada T2S 3C6	1,000,000	26.5%
Common	Directors and Officers as a Group	3,000,000	79.4%
[1] The persons named above are "promoters" as defined in the Securities Exchange Act of 1934.

All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

Under Rule 13-d under the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.

The above noted stock is restricted since it was issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. After this stock has been held for one year, Terry Stimpson and Kendall O’Leary could sell 1% of the outstanding stock in Mackenzie every three months. Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule 144. There is "stock transfer" instructions placed against this certificate and a legend has been imprinted on the stock certificate itself.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Mackenzie and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which Mackenzie was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by Mackenzie to own of record or beneficially more than 5% of any class of Mackenzie’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of Mackenzie’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which Mackenzie was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Mackenzie to own of record or beneficially more than 5% of the common shares of Mackenzie’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

Mackenzie does not have promoters and has no transactions with any promoters.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a) (1)  Financial Statements.

The following financial statements are included in this report:

(a) (2) Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

1. Certificate of Incorporation, Articles of Incorporation and By-laws

1.1	Certificate of Incorporation (incorporated by reference from Mackenzie’s Registration Statement on Form 10-SB filed on January 24, 2007)

1.2	Articles of Incorporation (incorporated by reference from Mackenzie’s Registration Statement on Form 10-SB filed on January 24, 2007)

1.3	By-laws (incorporated by reference from Mackenzie’s Registration Statement on Form 10-SB filed on January 24, 2007)

99.1	Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.1	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None during the current year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
(1) Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Mackenzie’s annual financial statements and the review included in Mackenzie’s Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $7,760.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Mackenzie’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was NIL.

(4) All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5) Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Mackenzie to make any pre-approval policies meaningful. Once Mackenzie has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6) Audit hours incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Mackenzie’s internal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKENZIE TAYLOR MINERALS INC.
(Registrant)

By: TERRY STIMPSON
Terry Stimpson
Chief Executive Officer,
President and Director

November 27, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By: TERRY STIMPSON
Terry Stimpson
Chief Executive Officer,
President and Director

November 27, 2007

By: KENDALL O’LEARY
Kendall O’Leary
Chief Accounting Officer,
Chief Financial Officer and Director

November 27, 2007

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

Board of Directors
Mackenzie Taylor Minerals Inc. and Subsidiary
Calgary, Alberta, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Mackenzie Taylor Minerals Inc. and Subsidiary (pre-exploration stage company) at October 31, 2007 and 2006, and the statement of operations, stockholders' equity, and cash flows for the years ended October 31, 2007 and for the period from January 23, 2006 (date of inception) to October 31, 2006 and for the period January 23, 2006 (date of inception) to October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mackenzie Taylor Minerals Inc. and Subsidiary at October 31, 2007 and 2006, and the results of operations, and cash flows for the years ended October 31, 2007 and the period from January 23, 2006 (date of inception) to October 31, 2006 and the period January 23, 2006 (date of inception) to October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah                              /s/ “Madsen & Associates, CPA’s Inc.”
November 21, 2007

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Balance Sheets

	October 31, 2007	October 31, 2006
Assets

Cash	$ 9,580	$ 27,931
Prepaid expenses	1,500	-

Total assets	$ 11,080	$ 27,931

Liabilities and Shareholders’ Deficiency

Liabilities:
Accounts payable and accrued liabilities	$ 10,653	$ 3,784
Indebtedness to related parties (Note 4)	59,592	37,755
Total liabilities	70,245	41,539

Shareholders’ deficiency
200,000,000 common shares authorized, at $0.001 par value 3,777,000 shares issued and outstanding (October 31, 2006 - 3,000,000 shares issued and outstanding)	3,777	3,000
Capital in excess of par value	38,073	-
Deficit accumulated during the pre-exploration stage	(101,015)	(16,608)

Total Shareholders’ Deficiency	(59,165)	(13,608)

	$ 11,080	$ 27,931

The accompanying notes are an integral part of these financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Statement of Operations
For the years ended October 31, 2007 and for the period from January 23, 2006 (date of inception) to October 31, 2006 and for the period from January 23, 2006 (date of inception) to October 31, 2007

	October 31, 2007	October 31, 2006	January 23, 2006 to October 31, 2007

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration costs	10,500	8,182	18,682
Administrative	73,907	8,426	82,333

NET LOSS FROM OPERATIONS	$ (84,407)	$ (16,608)	$ (101,015)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.03)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	3,236,293	2,301,370

The accompanying notes are an integral part of these financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(Pre-Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period  January 23, 2006 (date of inception) to October 31, 2007

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance January 23, 2006	-	$ -	$ -	$ -

Issuance of common shares for cash at $.001	3,000,000	3,000	-	-

Net operating loss for the nine months Ended October 31, 2006	-	-	-	(16,608)

Issuance of common shares for cash at $0.05	777,000	777	38,073	-

Net operating loss for the year ended October 31, 2007	-	-	-	(84,407)

Balance as at October 31, 2007	3,777,000	$ 3,777	$ 38,073	$ (101,015)

The accompanying notes are an integral part of these financial statements

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
        Consolidated Statement of Cash Flows
For the years ended October 31, 2007 and for the period from January 23, 2006 (date of inception) to October 31, 2006 and for the period from January 23, 2006 (date of inception) to October 31, 2007

	October 31, 2007	October 31, 2006	January 23, 2006 (date of inception) to October 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (84,407)	$(16,608)	$ (101,015)

Adjustments to reconcile net loss to net cash provided by operating activities:

Increase in Prepaid expenses	(1,500)	-	(1,500)
Changes in accounts payable	6,869	3,784	10,653

Net Cash Provided (Used) in Operations	(79,038)	(12,824)	(91,862)

CASH FLOWS FROM INVESTING ACTIVITIES:		-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	21,837	37,755	59,592
Proceeds from issuance of common stock	38,850	3,000	41,850
	60,687	40,755	101,442

Net Increase (Decrease) in Cash	(18,351)	27,931	9,580

Cash at Beginning of Year	27,931	-	-

CASH AT END OF YEAR	$ 9,580	$ 27,931	$ 9,580

The accompanying notes are an integral part of these financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2007

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
October 31, 2007

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

On October 31, 2007, the Company had a net operating loss carry forward of $101,015 for income tax purposes. The tax benefit of approximately $30,300 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The losses will expire in 2028.

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
October 31, 2007

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

Restatement of Prior Year’s Figures

The prior year’s figures have been restated to conform with the current year’s financial statement presentation.

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

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2007

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their family have acquired 79% of the common stock issued and have made no interest, demand loans to the Company of $59,592.

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