Form 10QSB
period 2008-01-31
Mackenzie Taylor Minerals Inc.
filed 2008-02-13
CIK 1371247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2008

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

February 9, 2008:  3,777,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as at January 31, 2008 and October 31, 2007	4

	Consolidated Statement of Operations For the three months ended January 31, 2008 and 2007 and for the period January 24, 2006 (Date of Inception) to January 31, 2008	5

	Consolidated Statement of Cash Flows For the three months ended January 31, 2008 and 2007 and for the period January 24, 2006 (Date of Inception) to January 31, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3.	Defaults Upon Senior Securities	18

ITEM 4.	Submission of Matters to a Vote of Security Holders	18

ITEM 5.	Other Information	18

ITEM 6.	Exhibits and Reports on Form 8-K	18

	SIGNATURES.	20

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Mackenzie Taylor Minerals Inc. (a pre-exploration stage company) at January 31, 2008 (with comparative figures as at October 31, 2007) and the consolidated statement of operations for the three months ended January 31, 2008 and 2007 and for the period from January 24, 2006 (date of incorporation) to January 31, 2008 and consolidated statement of changes in stockholders’ deficiency for the period from January 24, 2006 to January 31, 2008 and the consolidated statement of cash flows for the three months ended January 31 2008 and 2007 and for the period from January 24, 2006 (date of incorporation) to January 31, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended January 31, 2008 are not necessarily indicative of the results that can be expected for the year ending October 31, 2008.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Balance Sheets
January 31, 2008

(Unaudited - Prepared by Management)

	January 31, 2008	October 31, 2007
	(Unaudited)	(Audited)
Assets

Current Assets

Cash	$ 634	$ 9,580
Prepaid expenses	1,500	1,500

Total current assets	$ 2,134	$ 11,080

Liabilities and Shareholders’ Deficiency

Current liabilities:

Accounts payable and accrued liabilities	$ 11,422	$ 10,653
Indebtedness to related parties (Note 4)	64,592	59,592

Total current liabilities	76,014	70,245

Shareholders’ deficiency
200,000,000 shares authorized, at $0.001 par value 3,777,000 shares issued and outstanding	3,777	3,777
Capital in excess of par value	38,073	38,073
Deficit accumulated during the pre-exploration stage	(115,730)	(101,015)

Total Shareholders’ Deficiency	(73,880)	(59,165)

	$ 2,134	$ 11,080

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Statement of Operations
For the three months ended January 31, 2008 and 2007 and for the period from January 24, 2006 (date of inception) to January 31, 2008

(Unaudited - Prepared by Management)

	Three Months Ended January 31, 2008	Three Months Ended January 31, 2007	January 24, 2006 (date of inception) through January 31, 2008

REVENUE	$ -	$ -	$ -

EXPENSES
Accounting and audit	1,750	3,010	16,160
Bank charges	57	117	414
Consulting fees	1,000	8,500	17,000
Edgarizing	150	-	1,275
Exploration costs	-	500	13,682
Filing fees	100	275	575
Geology report	-	-	5,000
Incorporation costs	-	-	920
Legal fees	-	2,500	2,500
Management fees	9,000	9,000	48,000
Office	1,183	383	2,492
Rent	900	900	4,800
Telephone	-	-	337
Transfer agent fees	575	1,000	2,575

NET LOSS FROM OPERATIONS	$ (14,715)	$ (26,185)	$ (115,730)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	3,777,000	3,000,000

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Statement of Cash Flows
For the three months ended January 31, 2008 and 2007 and for the period from January 24, 2006 (date of inception) to January 31, 2008

(Unaudited - Prepared by Management)

	Three months ended January 31, 2008	Three months ended January 31, 2007	January 24, 2006 (Inception) through January 31, 2008

CASH FLOWS FROM OPERATINGACTIVITIES:

Net loss	$ (14,715)	$ (26,185)	$ (115,730)

Adjustments to reconcile net loss to net cash used by operating activities:
Increase in prepaid expenses	-	(2,500)	(1,500)
Changes in operating assets and liabilities,
Accounts receivable	-	(3,740)	-
Accounts payable	769	(750)	11,422

Net cash used in operating activities	(13,946)	(33,175)	(105,808)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from related party debt (Note 4)	5,000	10,383	64,592

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from issuance of common stock, net of offering costs (Note 5)	-	-	41,850

Net change in cash	(8,946)	(22,792)	634

Cash:
Beginning of period	9,580	27,931	-
End of period	$ 634	$ 5,139	$ 634

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2008

(Unaudited - Prepared by Management)
1. ORGANIZATION

The Company, Mackenzie Taylor Minerals Inc. was incorporated under the laws of the State of Nevada on January 24, 2006 with the authorized capital stock of 200,000,000 shares at $0.001 par value. The Company organized its wholly owned subsidiary, Gold Charms Minerals Ltd., which was incorporated in British Columbia on May 30, 2006.

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
January 31, 2008

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

On January 31, 2008, the Company had a net operating loss carry forward of $115,730 for income tax purposes. The tax benefit of approximately $34,700 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The losses will expire in 2029.

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
January 31, 2008

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

3. AQUISITION OF MINERAL CLAIM

The Company acquired three mineral claims, known as the Gold Charms Two, situated in British Columbia, with an expiration date of December 2, 2010. The claims may be extended yearly by the payment of $167 or the completion of work on the property of $167 plus a filing fee. On the date of this report the Company had not established the existence of a commercially minable ore deposit on the claims.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2008

(Unaudited - Prepared by Management)

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their family have acquired 79% of the common stock issued and have made no interest, demand loans to the Company of $64,592.

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

Mackenzie Taylor presently has minimal day-to-day operations; mainly comprising the maintaining of the Gold Charms Two claims in good standing on an annual basis and preparing the various reports to be filed with the United States Securities and Exchange Commission (the “SEC”) as required.

LIQUIDITY AND CAPITAL RESOURCES

Mackenzie Taylor has had no revenue since inception and its accumulated deficit is $115,730. To date, the growth of Mackenzie Taylor has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Gold Charms Two claims in good standing.

The plan of operations during the next twelve months is for us to maintain the Gold Charms Two claims in good standing with the Province of British Columbia and meet our filing requirements. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $63,697 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), work undertaken by the independent accountant ($4,000), Edgar fees ($1,150), filing fees to maintain Mackenzie Taylor in good standing with the State of Nevada and payment to our registrant ($275), management fees ($36,000), rent ($3,600), office and miscellaneous ($1,000), payments to the transfer agent ($1,000) and payment to third party creditors in the amount of $11,422. At present, we do have these funds to pay for future expenses and eliminate accounts payable but any unusual expenses which might be incurred might not be covered unless management is will to give further advances to us. Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

Our Mineral Property

In March 2006 we purchased a mineral property, the Gold Charms Two (hereinafter the “Gold Charms claim”), in British Columbia, Canada from R. Billingsley, a non-affiliated third parties for the sum of $3,182. We are required to pay a maintenance fee of $167 (CDN $184) to the Government of British Columbia on our mineral claim each year until such time as we are able to perform exploration work on the Gold Charms claim. In other words, we can maintain our interest in the Gold Charms claim by conducting exploration work on the claim, or failing that, by paying the aforementioned ‘maintenance fee’. Therefore, in the late summer and fall of 2007, we engaged the services of an independent consultant to explore our mineral claim at a cost of $10,000.

Claims

The following table provides the tenure number, claim name, date of record and expiry date as follows:

Tenure 525990	Claim Name Gold Charms Two	Date of Recording Jan. 21, 2006	Date of Expiration December 2, 2010

We have done sufficient work on our claim during 2007 to maintain the claim in good standing until 2010..

Location and Access

The property is situated in southwestern British Columbia approximately 2.5 kilometers southeast of the town of Gold Bridge. Access to the claim from Vancouver, British Columbia (approximately 112 kilometers) is via Highway 99 north to Pemberton then via all weather gravel road to Gold Bridge. Access from Gold Bridge is via logging roads.

The Gold Charms Claim lies at an elevation of 2,200 feet (750 m) near the northwest end of the Bendor range with in the Costal Mountain Complex of British Columbia. The main mountain ridges range from about 2,200 feet (750 m) to 4,000 feet (1,200 m) with steep west facing slopes. Sub-alpine scrub alder and hemlock trees grow at lower elevations in the southwest corner of the claim and good rock exposure is found along the peaks and ridges in the eastern portion of the claim. Winters are cold with generally high snowfall accumulations and summers are dry and hot.

Additional information regarding the Gold Charms Two claim can be found at the British Columbia government website located at http://www.mtonline.gov.bc.ca/.

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

History of Previous Work

British Columbia Provincial assessment report records indicate that geophysical and geochemical work was carried out over a portion of what now comprises the Gold Charms claim. This past work has indicated the presence of sulphide mineralization containing gold and silver values. Mineralization found on the claim area is consistent with that found associated with zones of extensive mineralization. However, past work on the Gold Charms claim area has been limited and sporadic and has not tested the mineral potential of the claim area.

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

Other

Other than our interest in the Gold Charms claim, we own no plant and equipment or other property.

Our Proposed Exploration Program

Mr. Laurence Stephenson, P. Eng., authored the "Summary of Exploration on the Gold Charms Property” dated September 17, 2006 (the “Stephenson Report”), in which he recommended a phased exploration program to properly evaluate the potential of the claim. We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Gold Charms claim, in the manner recommended in the Stephenson Report, to determine the potential for discovering commercially exploitable deposits of gold.

We do not have any ores or reserves whatsoever at this time on the Gold Charms Claim.

Mr. Stephenson is a registered Professional Engineer in good standing in the Association of Professional Engineers and Geoscientists of British Columbia and the Association of Professional Engineers of Ontario. He is a graduate of the Carleton University, Ottawa Ontario, Bachelor of Science (1975), and of York University, Toronto, with a Masters of Business Administration (1985). Mr. Stephenson has practiced his profession for over 33 years. He visited the area now bounded by the Gold Charms claim in August 2005.

The Stephenson Report recommends a phased exploration program to properly evaluate the potential of the claims. We have done part of Phase I recommended by Stephenson and will know the results latter in December 2007. Assuming the results of the Phase I work indicates further exploration of the Gold Charms claim is warranted we would undertake a Phase II drilling program. The cost of a drilling program, if determined to be warranted, will be estimated following evaluation of the Phase I work. The cost estimates for Phase I work is based on Mr. Stephenson recommendations and reflect local costs for this type of work.

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

We have focused some of our working capital on the exploration of the Gold Charms Claim, our sole property.

There are no permanent facilities, plants, buildings or equipment on the Gold Charms claim.

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

Mackenzie Taylor’s Main Product

Mackenzie Taylor’s primary product will be the sale of minerals, both precious and commercial. No minerals have been found to exist on the Gold Charms Two claim and therefore the possibility of obtaining a cash flow from the sale of minerals in the future might be remote.

Mackenzie Taylor’s Exploration Facilities

We will be exploring and developing, if warranted, the Gold Charms Two claim and do not plan to build any mill or smelter. During the exploration period, we can use tent facilities, during the summer months, to house the geological workers or we can obtain hotel accommodations.

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

We were incorporated on January 24, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our deficit accumulated since inception is $115,730. To achieve and maintain profitability and positive cash flow we are dependent upon:

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

PART 11 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Mackenzie Taylor is a party or to which the Gold Charm
s Two claims are subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

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

MACKENZIE TAYLOR MINERALS INC.
(Registrant)

Date: February 13, 2008	TERRY STIMPSON
Chief Executive Officer, President and Director

Date: February 13, 2008	KENDALL O’LEARY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director