Form 10QSB
period 2008-05-22
Mackenzie Taylor Minerals Inc.
filed 2008-05-22
CIK 1371247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2008

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

Suite 904 – 228 26th Avenue S.W., Calgary, Alberta, Canada, T2S 3C6
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes □ No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [ ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

April 30, 2008:                                3,777,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as at April 30, 2008 and October 31, 2007	4

	Consolidated Statement of Operations For the three and six months ended April 30, 2008 and 2007 and for the period January 24, 2006 (Date of Inception) to April 30, 2008	5

	Consolidated Statement of Cash Flows For the six months ended April 30, 2008 and 2007 and for the period January 24, 2006 (Date of Inception) to April 30, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	12

ITEM 3.	Controls and Procedures	18

PART 11.	OTHER INFORMATION	19

ITEM 1.	Legal Proceedings	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Submission of Matters to a Vote of Security Holders	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits and Reports on Form 8-K	19

	SIGNATURES.	21

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Mackenzie Taylor Minerals Inc. (a pre-exploration stage company) at April 30, 2008 (with comparative figures as at October 31, 2007) and the statement of operations for the three and six months ended April 30, 2008 and 2007 and for the period from January 24, 2006 (date of incorporation) to April 30, 2008  and the statement of cash flows for the six months ended April 30, 2008 and 2007 and for the period from January 24, 2006 (date of incorporation) to April 30, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2008 are not necessarily indicative of the results that can be expected for the year ending October 31, 2008.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Balance Sheets
April 30, 2008

(Unaudited – Prepared by Management)

	April 30, 2008	October 31, 2007
	(Unaudited)	(Audited)
Assets

Cash	$ 4,643	$ 9,580
Prepaid expenses	1,500	1,500

Total assets	$ 6,143	$ 11,080

Liabilities and Shareholders’ Deficiency

Liabilities:
Accounts payable and accrued liabilities	$ 12,822	$ 10,653
Indebtedness to related parties (Note 4)	80,148	59,592
Total liabilities	92,970	70,245

Shareholders’ deficiency
200,000,000 shares authorized, at $0.001 par value 3,777,000 shares issued and outstanding (October 31, 2007– 3,777,000 shares issued and outstanding)	3,777	3,777
Capital in excess of par value	38,073	38,073
Deficit accumulated during the pre-exploration stage	(128,677)	(101,015)

Total Shareholders’ Deficiency	(86,827)	(59,165)

	$ 6,143	$ 11,080

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Statement of Operations
For the three and six months ended April 30, 2008 and 2007 and for the period from January 24, 2006 (date of inception) to April 30, 2008

(Unaudited – Prepared by Management)

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007	Six Months Ended April 30, 2008	Six Months Ended April 30, 2007	January 24, 2006 (date of inception) through April 30, 2008

REVENUE	$ -	$ -	$ ______-	$ _______-	$ -

EXPENSES
Accounting and audit	1,750	1,900	3,500	4,910	17,910
Bank charges	40	40	98	157	454
Consulting fees	-	7,500	1,000	16,000	17,000
Edgarizing	150	725	300	725	1,425
Exploration costs	-	-	-	500	13,682
Filing fees	-	-	100	275	575
Geology report	-	-	-	-	5,000
Incorporation costs	-	-	-	-	920
Legal fees	-	-	-	2,500	2,500
Management fees	9,000	9,000	18,000	18,000	57,000
Office	557	569	1,739	952	3,049
Rent	900	900	1,800	1,800	5,700
Telephone	-	-	-	-	337
Transfer agent fees	550	_____-	1,125	1,000	3,125

NET LOSS FROM OPERATIONS	$ (12,947)	$ (20,634)	$ (27,662)	$ (46,819)	$ (128,677)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)

AVERAGE OUTSTANDINGSHARES

Basic	3,777,000	3,000,000	3,777,000	3,000,000

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
                              Consolidated Statement of Cash Flows
For the six months ended April 30, 2008 and 2007 and for the period from January 24, 2006 (date of inception) to April 30, 2008

(Unaudited – Prepared by Management)

	Six months ended April 30, 2008	Six months ended April 30, 2007	January 24, 2006 (Inception) through April 30, 2008

Cash flows from operating activities:
Net loss	$ (27,662)	$ (46,819)	$ (128,677)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in prepaid expenses	-	-	(1,500)
Changes in operating assets and liabilities,
Accounts payable	2,169	1,719	12,822
Net cash used in operating activities	(25,493)	(45,100)	(117,355)

Cash flows from financing activities
Proceeds from related party debt (Note 4)	20,556	21,608	80,148
Proceeds from issuance of common stock, net of offering costs (Note 5)	_____-	-	41,850
Net cash provided by financing activities	20,556	21,608	121,998

Net change in cash	(4,937)	(23,492)	4,643

Cash:
Beginning of period	9,580	27,931	-
End of period	$ 4,643	$ 4,439	$ 4,643

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

(Unaudited – Prepared by Management)
1.           ORGANIZATION

The Company, Mackenzie Taylor Minerals Inc. was incorporated under the laws of the State of Nevada on January 24, 2006 with the authorized capital stock of 200,000,000 shares at $0.001 par value.  The Company organized its wholly owned subsidiary, Golden Charms Minerals Ltd., which was incorporated in British Columbia on May 30, 2006.

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
April 30, 2008

(Unaudited – Prepared by Management)

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

On April 30, 2008, the Company had a net operating loss carry forward of $128,677 for income tax purposes.  The tax benefit of approximately $38,600 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses will expire in 2029.

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
April 30, 2008

(Unaudited – Prepared by Management)

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

3.           AQUISITION OF MINERAL CLAIM

The Company acquired three mineral claims, known as the Gold Charms Two, situated in British Columbia, with an expiration date of December 2, 2008. The claims may be extended yearly by the payment of $184 Cdn (US $167) or the completion of work on the property of $184 Cdn. ($167) plus a filing fee.   On the date of this report the Company had not established the existence of a commercially minable ore deposit on the claims.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their family have acquired 79% of the common stock issued and have made no interest, demand loans to the Company of $80,148.

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

LIQUIDITY AND CAPITAL RESOURCES

Mackenzie Taylor has had no revenue since inception and its accumulated deficit is $128,677.  To date, the growth of Mackenzie Taylor has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Gold Charms Two claims in good standing.

The plan of operations during the next twelve months is for us to maintain the Gold Charms Two claims in good standing with the Province of British Columbia and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $65,097 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), work undertaken by the independent accountant ($4,000), Edgar fees ($1,150), filing fees to maintain Mackenzie Taylor in good standing with the State of Nevada and payment to our registrant ($275), management fees ($36,000), rent ($3,600), office and miscellaneous ($1,000), payments to the transfer agent ($1,000) and payment to third party creditors in the amount of $12,822.  At present, we do have these funds to pay for future expenses and eliminate accounts payable but any unusual expenses which might be incurred might not be covered unless management is will to give further advances to us.  Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

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

The Bridge River Group consists of interlayered chert, argillite and massive andesitic to basaltic volcanics. The volcanics are hornfelsed, commonly contain minor pyrite, pyrrhotite and form massive rusty gossanous cliffs on Mount Fergusson. Volcanics underlie the peak area, however the ridge further to the north and east of Fergusson Creek is underlain by sediments. Extensive overburden covers much of the claim.

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

The Stephenson Report recommends a phased exploration program to properly evaluate the potential of the claims.   We have done part of Phase I recommended by Stephenson and will know the results later in December 2007. Assuming the results of the Phase I work indicates further exploration of the Gold Charms claim is warranted we would undertake a Phase II drilling program.  The cost of a drilling program, if determined to be warranted, will be estimated following evaluation of the Phase I work.  The cost estimates for Phase I work is based on Mr. Stephenson recommendations and reflect local costs for this type of work.

Our property is easily accessible by roadway. No improvements are required for exploration activities.

Our exploration objective is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this prospectus and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has to be delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

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

We were incorporated on January 24, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our deficit accumulated since inception is $128,677. To achieve and maintain profitability and positive cash flow we are dependent upon:

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

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Mackenzie Taylor is a party or to which the Gold Charms Two claims are subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

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

3 (i) Articles of Incorporation (incorporated by reference from Mackenzie Taylor’sRegistration Statement on Form SB-2 filed on January 24, 2007, RegistrationNo.333-140170)

3 (ii) By-laws (incorporated by reference from Mackenzie Taylor’s Registration Statement on Form SB-2 filed on January 24, 2007, Registration No. 333-140170)

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

MACKENZIE TAYLOR MINERALS INC.
(Registrant)

Date: May 21, 2008	TERRY STIMPSON
Chief Executive Officer, President and Director

Date: May 21, 2008	KENDALL O’LEARY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director