Form 10-Q
period 2008-07-31
Mackenzie Taylor Minerals Inc.
filed 2008-09-10
CIK 1371247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2008

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

1-702-755-7406
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes □ No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

August 31, 2008:                                113,310,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as at July 31, 2008 and October 31, 2007	4

	Consolidated Statement of Operations For the three and nine months ended July 31, 2008 and 2007 and for the period January 24, 2006 (Date of Inception) to July 31, 2008	5

	Consolidated Statement of Cash Flows For the nine months ended July 31, 2008 and 2007 and for the period January 24, 2006 (Date of Inception) to July 31, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3.	Defaults Upon Senior Securities	18

ITEM 4.	Submission of Matters to a Vote of Security Holders	18

ITEM 5.	Other Information	18

ITEM 6.	Exhibits and Reports on Form 8-K	18

	SIGNATURES.	19

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Mackenzie Taylor Minerals Inc. (a pre-exploration stage company) at July 31, 2008 (with comparative figures as at October 31, 2007) and the statement of operations for the three and nine months ended July 31, 2008 and 2007 and for the period from January 24, 2006 (date of incorporation) to July 31, 2008  and the statement of cash flows for the nine months ended July 31, 2008 and 2007 and for the period from January 24, 2006 (date of incorporation) to July 31, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2008 are not necessarily indicative of the results that can be expected for the year ending October 31, 2008.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Balance Sheets

(Unaudited – Prepared by Management)

	July 31, 2008	October 31, 2007
	(Unaudited)	(Audited)
Assets

Cash	$ 2,691	$ 9,580
Prepaid expenses	1,500	1,500

Total assets	$ 4,191	$ 11,080

Liabilities and Shareholders’ Deficiency

Liabilities:
Accounts payable and accrued liabilities	$ 14,267	$ 10,653
Indebtedness to related parties (Note 4)	87,814	59,592
Total liabilities	102,081	70,245

Shareholders’ deficiency
200,000,000 shares authorized, at $0.001 par value 113,310,000 shares issued and outstanding	113,310	113,310
Capital in excess of par value	(71,460)	(71,460)
Deficit accumulated during the pre-exploration stage	(139,740)	(101,015)

Total Shareholders’ Deficiency	(97,890)	(59,165)

	$ 4,191	$ 11,080

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Statement of Operations
For the three and nine months ended July 31, 2008 and 2007 and for the period from January 24, 2006 (date of inception) to July 31, 2008

(Unaudited – Prepared by Management)

	Three Months Ended July 31, 2008	Three Months Ended July 31, 2007	Nine Months Ended July 31, 2008	Nine Months Ended July 31, 2007	January 24, 2006 (date of inception) through July 31, 2008

REVENUE	$ -	$ -	$ ______-	$ _______-	$ -

EXPENSES
Accounting and audit	1,750	1,750	5,250	6,660	19,660
Bank charges	29	30	126	187	483
Consulting fees	-	-	1,000	16,000	17,000
Edgarizing	150	150	450	875	1,575
Exploration costs	-	-	-	500	13,682
Filing fees	2,932	-	3,032	275	3,507
Geology report	-	-	-	-	5,000
Incorporation costs	-	-	-	-	920
Legal fees	-	-	-	2,500	2,500
Management fees	3,941	9,000	21,941	27,000	60,941
Office	211	97	1,950	1,049	3,260
Rent	900	900	2,700	2,700	6,600
Telephone	-	-	-	-	337
Transfer agent fees	1,150	_____-	2,275	1,000	4,275

NET LOSS FROM OPERATIONS	$ (11,063)	$ (11,927)	$ (38,724)	$ (58,746)	$ (139,740)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDINGSHARES

Basic	113,310,000	113,310,000	113,310,000	113,310,000

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
                              Consolidated Statement of Cash Flows
For the nine months ended July 31, 2008 and 2007 and for the period from January 24, 2006 (date of inception) to July 31, 2008

(Unaudited – Prepared by Management)

	Nine months ended July 31, 2008	Nine months ended July 31, 2007	January 24, 2006 (Inception) throug July 31, 2008

Cash flows from operating activities:
Net loss	$ (38,725)	$ (58,746)	$ (139,740)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in prepaid expenses	-	(1,500)	(1,500)
Changes in operating assets and liabilities,
Accounts payable	3,614	3,119	14,267
Net cash used in operating activities	(35,111)	(57,127)	(126,973)

Cash flows from financing activities
Proceeds from related party debt (Note 4)	28,222	21,705	87,814
Proceeds from issuance of common stock, net of offering costs (Note 5)	_____-	38,850	41,850
Net cash provided by financing activities	28,222	60,555	129,664

Net change in cash	(6,889)	3,428	2,691

Cash:
Beginning of period	9,580	27,931	-
End of period	$ 2,691	$ 31,359	$ 2,691

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008

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
July 31, 2008

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

On July 31, 2008, the Company had a net operating loss carry forward of $139,740 for income tax purposes.  The tax benefit of approximately $41,900 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses will expire in 2028.

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
July 31, 2008

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

3.           AQUISITION OF MINERAL CLAIM

The Company acquired three mineral claims, known as the Gold Charms Two, situated in British Columbia, with an expiration date of December 2, 2008. The claims may be extended yearly by the payment of $184 Cdn or the completion of work on the property of $184 Cdn. plus a filing fee.   On the date of this report the Company had not established the existence of a commercially minable ore deposit on the claims.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their family have acquired 79% of the common stock issued and have made no interest, demand loans to the Company of $87,814.

Officers-directors are compensated for their services in the amount of a total $3,000 per month starting October 1, 2006.

5.           CAPITAL STOCK

During 2006, the Company completed a private placement of 3,000,000 common shares for $3,000 to its directors.  In July 2007, the Company completed a private placement of 777,000 common shares at a price of $0.05 per share for $38,850.

On June 11, 2008, the shareholders of the Company approved a 30 to 1 forward stock split which became effective on that date, resulting in an increase of the outstanding shares of common stock from 3,777,000 to 113,310,000.  The 113,310,000 post split common shares are shown as split from the date of inception.

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

LIQUIDITY AND CAPITAL RESOURCES

Mackenzie Taylor has had no revenue since inception and its accumulated deficit is $139,740.  To date, the growth of Mackenzie Taylor has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Gold Charms Two claims in good standing.

The plan of operations during the next twelve months is for us to maintain the Gold Charms Two claims in good standing with the Province of British Columbia and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $42,542 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), work undertaken by the independent accountant ($4,000), Edgar fees ($1,150), filing fees to maintain Mackenzie Taylor in good standing with the State of Nevada and payment to our registrant ($275), management fees ($12,000), rent ($3,600), office and miscellaneous ($1,000), payments to the transfer agent ($1,000) and payment to third party creditors in the amount of $14,267.  At present, we do have these funds to pay for future expenses and eliminate accounts payable but any unusual expenses which might be incurred might not be covered unless management is will to give further advances to us.  Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

On June 11, 2008, the shareholders of the Company approved a 30 to 1 forward stock split, resulting in an increase of the outstanding shares of common stock from 3,777,000 to 113,310,000.  The 113,310,000 post split common shares are shown as split from the date of inception.

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

We have done sufficient work on our claim during 2007 to maintain the claim in good standing until 2010.

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

The Stephenson Report recommends a phased exploration program to properly evaluate the potential of the claims.   We have done part of Phase I recommended by Stephenson and will know the results later in December 2007. Assuming the results of the Phase I work indicates further exploration of the Gold Charms claim is warranted we would undertake a Phase II drilling program.  The cost of a drilling program, if determined to be warranted, will be estimated following evaluation of the Phase I work.  The cost estimates for Phase I work is based on Mr. Stephenson’s recommendations and reflect local costs for this type of work.

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

RISK FACTORS

This Form 10-Q also contains forward-looking statements that involve risks and uncertainties.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock could decline, when and if it is ever quoted on the OTCBB.

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

We were incorporated on January 24, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our deficit accumulated since inception is $139,740. To achieve and maintain profitability and positive cash flow we are dependent upon:

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

Forward Looking Statements

In addition to the other information contained in this Form 10-Q, it contains forward-looking statements which involve risk and uncertainties.  When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that the actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10-Q including financial statements, attachments and risk factors before considering an investment.

ITEM 3.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Mackenzie Taylor’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, Mackenzie Taylor’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11, 2008, the shareholders of the Company approved a 30 to 1 forward stock split, resulting in an increase of the outstanding shares of common stock from 3,777,000 to 113,310,000. The 113,310,000 post stock split common shares are shown as split from the date of inception.

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

MACKENZIE TAYLOR MINERALS INC.
(Registrant)

Date: September 9, 2008	TERRY STIMPSON
Chief Executive Officer, President and Director

Date: September 9, 2008	KENDALL O’LEARY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director