Form 10-K
period 2008-10-31
Mackenzie Taylor Minerals Inc.
filed 2009-01-08
CIK 1371247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended October 31, 2008

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission File Number 333-140170

MACKENZIE TAYLOR MINERALS INC.
(Exact name of Company as specified in charter)

Nevada	98-0505186
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

Suite 904 – 228 – 26th Street, S.W. Calgary, Alberta, Canada,	T2S 3C6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 1-250-754-1811

Securities registered pursuant to section 12 (b) of the Act:

Title of each share None	Name of each exchange on which registered None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Mackenzie’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

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

As at October 31, 2008, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of December 30, 2008, Mackenzie has 113,310,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART 1

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

Our company, Mackenzie Taylor Minerals Inc. (“Mackenzie”) was incorporated on January 23, 2006, in the State of Nevada. Other than a wholly owned subsidiary, Golden Charm Minerals Ltd. (“Golden Charm”), the Company does not have any subsidiaries, affiliated companies or joint venture partners.  Golden Charm was incorporated under the laws of British Columbia, Canada on May 30, 2006 for the purpose of holding registered and beneficial title to the Company’s mineral claim situated in British Columbia, Canada.  The Company’s, and Golden Charm’s, business and administrative office is located at 228 26th Avenue S.W., Suite 904, Calgary, Alberta, T2S  3C6.  Our fiscal year end is October 31.

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

There is substantial doubt that we can continue as an ongoing business for the next twelve months and we will have to suspend or cease operations within the next twelve months unless we raise sufficient money to cover all our expected expenses; estimated to be $47,002.

The property we intend to explore may not contain any mineral reserves and therefore, any investment in this offering may be lost.

At the present, we have no employees and only two officers and directors, each of whom plan to devote only 4-5 hours per week to our operations.

Nevertheless, Mackenzie is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Q.

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

Mackenzie presently has minimal day-to-day operations; consisting mainly of maintaining the Gold Charm claim in good standing and preparing the reports filed with the SEC as required.

RISK FACTORS

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Mackenzie contained in this Form 10-K, you should consider many important factors in determining whether to purchase our shares. The following risk factors reflect the potential and substantial material risks in being a shareholder of our company.

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

We were incorporated on January 23, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our deficit accumulated since inception to October 31, 2008 is $149,491. To achieve and maintain profitability and positive cash flow we are dependent upon:

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

9. FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

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

Foreign Currency and Exchange Rates

Our mineral property is located in British Columbia, Canada and costs expressed in the geological report on our mineral property are expressed in Canadian Dollars.  For purposes of consistency and to express United States Dollars throughout this Form 10-K, Canadian Dollars have been converted into United States currency at the rate of US $0.85 being approximately equal to Cdn $1.00 or Cdn. $0.85 being approximately equal US $1.00 as at the balance sheet.   During the year the conversion was taken at the date of the transaction which varied monthly.

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

We maintain our statutory registered agent's office at 2470 St. Rose Parkway, Suite 304, Henderson, Nevada, 89075 and our business office is located at 228 26th Avenue S.W., Suite 904, Calgary, Alberta, Canada, T2S 3C6. Our telephone number is (403) 819-8790.
.
We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

Background

In March 2006 we purchased a mineral property, the Gold Charm Two (hereinafter the “Gold Charm claim”), in British Columbia, Canada from R. Billingsley, a non-affiliated third parties for the sum of $3,182.   We are required to pay a maintenance fee of $167 (CDN $184) to the Government of British Columbia on our mineral claim each year until such time as we are able to perform exploration work on the Gold Charm claim.  In other words, we can maintain our interest in the Gold Charm claim by conducting exploration work on the claim, or failing that, by paying the aforementioned ‘maintenance fee’.  Therefore in 2006 we engaged the services of an independent consultant to explore our mineral claim at a cost of $10,000 during the spring of 2007.

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

We have done sufficient work on our claim during the current year to maintain the claim in good standing for several years.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the current year, no matters were brought before the securities holders for voted thereon other than the forward split of the Company’s shares on a basis of 30 to 1 and an increase in the authorized share capital from 200,000,000 common shares with a par value of $0.001 per share to 500,000,000 common shares with a par value of $0.001 per share.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

To date we have not held an Annual General Meeting of our Stockholders but do intend to do so within the near future.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We are a start up, pre-exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. Our directors have advanced funds to us in the amount of $92,880 as at October 31, 2008.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail in other parts of this Form 10-K. We are not going to buy or sell any plant or significant equipment during the next twelve months.

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

We have discussed this matter with our officers and directors and our directors have agreed to advance funds as needed until the public offering is completed or failed.   They have advanced $92,880 to date.  At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We acquired one property comprising approximately 183.6 hectares. Title to the property is recorded in our name. We undertook a small exploration program in the early part of 2007 which costed us approximately $10,000.

Since inception, we have issued 3,000,000 shares of our common stock to our two officers and directors for a total consideration of $3,000 and have raised an additional $38,850 under a registration statement whereby 777,000 shares were issued at $0.05 per share.

On June 11, 2008, the shareholders of the Company approved a 30 to 1 forward stock split which became effective on that date, resulting in an increase of the outstanding shares of common stock from 3,777,000 to 113,310,000.  In the attached financial statements the 113,310,000 post split common shares are shown as split from the date of inception.

As of October 31, 2008, our total assets were $3,256 consisting of only cash and our total liabilities were $110,897 of which $92,880 is owed to one of our directors.

During the year, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 9,250
Bank charges		161
Consulting fees	ii	3,500
Edgar filings	iii	700
Filing fees and franchise taxes	iv	532
Legal expenses	v	1,500
Management fees	vi	24,941
Office	vii	2,017
Rent	viii	3,600
Transfer agent's fees	ix	2,275
Total expenses		$ 48,476

i.
Mackenzie spent $5,250 for internal accounting services to prepare working papers for submission to the independent accountants.  The fees paid to the independent accountants were $4,000 for the review of the quarterly financial statements and the examination of the year end financial statements.

ii.
Consulting fees of $1,000 have been paid for certain consulting work undertaken by an independent consultant on behalf of the company in commenting on the registration statement and $2,500 for DTC application and filing fees.

iii	Mackenzie has incurred certain edgarzing expenses during the year for filing its various Forms 10-Q and 10-K with the SEC.

iv.	Mackenzie has paid annual filing fees to the Secretary of State for Nevada and amendment to its Articles of Incorporation to increase its authorized share capital.

v.	Represents the write off of the prepaid expenses of prior years.

vi.
Mackenzie pays each month its President $2,000 until May 1, 2008 when he decided not to take further management fees.   Nevertheless Mackenzie continues to pay its Secretary Treasurer $1,000 for services rendered to it by her.

vii.	Office expenses of $2,017 were mainly courier, faxing, printing, photocopying and various office supplies.

viii.	Mackenzie does not have its own office premises but used the residence of its Secretary Treasurer at a cost of $300 per month.

ix.	During the year, Mackenzie issued share certificates via its transfer agent for the 30 to 1 forward split.

Mackenzie estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements for Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 9,250	$ 16,225	$ 25,475
Bank charges		160	-	160
Edgar filing fees	2	700	-	700
Filing fees	3	275	-	275
Management fees	4	12,000	-	12,000
Office	5	1,000	1,792	2,792
Rent	6	3,600	-	3,600
Transfer agent's fees	7	2,000	-	2,000
Estimated expenses		$ 28,985	$ 18,017	$ 47,002

      1.                          Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10-Q – Jan. 31, 2009	$ 1,250	$ 500	$ 1,750
Form 10-Q - April 30, 2009	1,250	500	1,750
Form 10-Q – July 31, 2009	1,250	500	1,750
Form 10-K – Oct, 31, 2009	1,500	2,500	4,000

	$ 5,250	$ 4,000	$ 9,250

      2.     Edgar filing fees comprise the cost of filing the various Forms 10-K and 10-Q                on Edgar.  It is estimated the cost for each of the Form 10-Qs will be $150 and the cost of filing the 10-K will be $250.

3. Filing fees for the State of Nevada is estimated at $275 per year.

4.	Mackenzie will continue to pay its Secretary Treasurer $1,000 per month.

5. Relates to photocopying, courier, faxing, printing and general office supplies.

6. Mackenzie compensates its Secretary Treasurer $300 per month for the use of her personal residence as an office.

     7.      Each year Mackenzie is charged a fee of $500 by its transfer agent to act on its behalf and estimates a further fee of $1,500 for various other services to be performed by the transfer agent during the forthcoming year.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of Mackenzie are included following the signature page to this Form 10-K.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended October 31, 2008 and through the subsequent period to, to the best of Mackenzie's knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 8A – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

As required by Sarbanes-Oxley (“SOX”) Section 404 A, Mackenzie has considered certain internal control procedures which are as follows:

Under the supervision of the Mackenzie’s Chief Executive Officer and Chief Financial Officer, Mackenzie has set up internal control mechanisms to ensure objectives are achieved.   These internal control procedures are to ensure and encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

Such internal control procedures assist in placing reliability on financial reporting and the preparation of Mackenzie’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Basically internal control procedures are put into place to help Mackenzie achieve its goals or to assist in reducing the risks which will stop Mackenzie from achieving its goals.   It helps Mackenzie manage the risk of success and reduce abuses which will stop Mackenzie from achieving its goals.    Control procedures are at all levels of Mackenzie’s management in order to ensure risk is reduced.   This is done through the system of approvals, authorizations, verification, reconciliation, securing Mackenzie’s assets and having segregation of duties.

As at October 31, 2008, the management of Mackenzie assessed the effectiveness of Mackenzie’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission (“COSO) and SEC guidance on conducting such assessments.   Management concluded, during the year ended October 31, 2008, internal control procedures were not effective to detect the inappropriate application of US GAAP rules.   Management realized there were deficiencies in the design of operations of the Mackenzie’s internal control that adversely affected Mackenzie’s internal controls which management considers to be material weaknesses.

Management has determined from its review of internal control procedures as they relate to COSO and the SEC that the following weaknesses have been identified:

●           Mackenzie’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not yet identified an “expert”, one who is knowledgeable about reporting and financial statement requirements, to serve on the Audit Committee.

●           At this period in the development of Mackenzie it does not have a procedure manual detailing responsibilities and good internal control procedures.   This does not meet the requirements of the SEC or good internal control procedures.

●           There are no effective controls instituted over financial statement disclosure and the reporting processes.

Management feels the weaknesses identified above have not had any affect on the financial results of Mackenzie.   Management will have to address the lack of an  independent director on the Audit Committee and will seek an “expert” within the immediate future.

Mackenzie and management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing an independent director, who will also serve on the Audit Committee, will greatly improve the overall performance of Mackenzie.  By having a written policy manual outlining the duties of each of the officers and staff of Mackenzie will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of Mackenzie’s internal controls and procedures and its internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing enhancements or improvements, as necessary and as funds allow.

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

PART 111

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following table sets forth as of October 31, 2008, the name, age, and position of each executive officers and director and the term of office of each director of Mackenzie.

Name	Age	Position Held	Term as Director Since

Terry Stimpson	58	President and Director	2006

Kendall O’ Leary	46	Secretary Treasurer	2006

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

Kendall O’Leary was appointed to our board of directors on May 28, 2006 and was appointed as our secretary- treasurer, chief financial officer and chief accounting officer on May 29, 2006.   Mrs. O’Leary graduated form the Arizona State University in 1986 with a BS in Justice Studies.  Thereafter she worked for a law firm in Vancouver, British Columbia, Canada  and then took a position in the public relations department of a mining company, also based in Vancouver. In 1993 Mrs. O’Leary started a retail clothing business which she operated for two years. From 1995 until 2002 Mrs. O’Leary took time off to raise her children.  Since 2002 she has operated a web-based business retailing women’s fashions.  Kendall O’Leary is prepared to devote 10% of her time, or approximately four-five hours per week, to our operations.

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

Our audit committee is comprised of Terry Stimpson, our President and Chairman of the audit committee, and Kendall O’Leary our Chief Financial Officer and Secretary Treasurer neither of whom are independent.  Neither Mr. Stimpson nor Mrs. O’Leary can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B.  The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial condition, does not anticipate seeking an audit committee financial expert in the near future.  However Mr. Stimpson, Chairman of the Audit Committee, has engaged the services of an independent Chartered Accountant as a consultant to provide advice to the Audit Committee as and when the committee meets to review the Company’s financial statements.

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

As at October 31, 2008, none of the directors and officers had filed any reports required pursuant to Section 16 (a).

ITEM 10.  EXECUTIVE COMPENSATION

Cash Compensation

Mackenzie compensates its Secretary Treasurer at $1,000 per month.

We have paid the following in executive since inception:

Summary Compensation Table
                                        Long Term Compensation
                                                Annual Compensation                                                                  Awards                                               Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)

Name and principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compensation ($)

Terry Stimpson Chief Executive Officer, President and Director	2006 2007 2008	2,000 24,000 12,941	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Kendall O’Leary Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer and Director	2006 2007 2008	1,000 12,000 12,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Formerly our President received, monthly, the sum of $2,000 in management fees management fees but this was discontinued in May 2008 due to the lack of funds in the Company.  Our Secretary Treasurer receives $1,000 per month in management fees and an allowance of $300 (for providing an office for Mackenzie).

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of October 31, 2008, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares of 131,310,000.  The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive powers with respect to their shares.

Title of Class	Name and Address of Beneficial Owner[1]	Amount and Nature of Beneficial Ownership	Percent of Class on the Date of this Prospectus

Common	Terry Stimpson 5651 Quentin Street Calgary, Alberta, Canada T2T 6J1	60,000,000	52.9%

Common	Kendall O’Leary 228 26th Avenue S.W. Calgary, Alberta, Canada T2S 3C6	30,000,000	26.5%

Common	Directors and Officers as a Group	90,000,000	79.4%

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Mackenzie’s annual financial statements and the review included in Mackenzie’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $8,000.

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

Date: December 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By:     TERRY STIMPSON
Terry Stimpson
Chief Executive Officer,
President and Director

Date: December 31, 2008

By: KENDALL O’LEARY
Kendall O’Leary
Chief Accounting Officer,
Chief Financial Officer and Director

Date: December 31, 2008

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

Board of Directors
Mackenzie Taylor Minerals Inc. and Subsidiary
Calgary, Alberta, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Mackenzie Taylor Minerals Inc. and Subsidiary (pre-exploration stage company) at October 31, 2008 and 2007, and the statement of operations, stockholders' equity, and cash flows for the years ended October 31, 2008 and 2007 and for the period January 23, 2006 (date of inception) to October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mackenzie Taylor Minerals Inc. and Subsidiary at October 31, 2008 and 2007, and the results of operations, and cash flows for the years ended October 31, 2008 and 2007 and the period January 23, 2006 (date of inception) to October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Murray, Utah                                                                           /s/  “Madsen & Associates, CPA’s Inc.”
December 12, 2008

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Balance Sheets

	October 31, 2008	October 31, 2007
Assets

Current assets:

Cash	$ 3,256	$ 9,580
Prepaid expenses	-	1,500

Total Current Assets	$ 3,256	$ 11,080

Liabilities and Shareholders’ Deficiency

Current liabilities:

Accounts payable and accrued liabilities	$ 18,017	$ 10,653
Indebtedness to related parties (Note 4)	92,880	59,592
Total current liabilities	110,897	70,245

Shareholders’ deficiency

500,000,000 common shares authorized, at $0.001 par value 113,310,000 shares issued and outstanding	113,310	113,310
Capital in excess of par value	(71,460)	(71,460)
Deficit accumulated during the pre-exploration stage	(149,491)	(101,015)

Total Shareholders’ Deficiency	(107,641)	(59,165)

	$ 3,256	$ 11,080

The accompanying notes are an integral part of these financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Statement of Operations
For the years ended October 31, 2008 and 2007 and for the period from January 23, 2006 (date of inception) to October 31, 2008

	October 31, 2008	October 31, 2007	January 23, 2006 to October 31, 2008

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration costs	-	10,500	18,682
Administrative	48,476	73,907	130,809

NET LOSS FROM OPERATIONS	$ (48,476)	$ (84,407)	$ (149,491)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	113,310,000	113,310,000

The accompanying notes are an integral part of these financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
 (Pre-Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period January 23, 2006 (date of inception) to October 31, 2008

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance January 23, 2006	-	$ -	$ -	$ -

Issuance of common shares for cash	90,000,000	90,000	(87,000)	-

Net operating loss for the nine months ended October 31, 2006	-	-	-	(16,608)

Issuance of common shares for cash	23,310,000	23,310	15,540	-

Net operating loss for the year ended October 31, 2007	-	-	-	(84,407)

Net operating loss for the year ended October 31, 2008	-	-	-	(48,476)

Balance as at October 31, 2008	113,310,000	$ 113,310	$ (71,460)	$ (149,491)

The accompanying notes are an integral part of these financial statements

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
                              Consolidated Statement of Cash Flows
For the years ended October 31, 2008 and 2007and for the period from January 23, 2006 (date of inception) to October 31, 2008

	October 31, 2008	October 31, 2007	January 23, 2006 (date of inception) to October 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (48,476)	$ (84,407)	$ (149,491)

Adjustments to reconcile net loss to net cash provided by operating activities:

Increase in prepaid expenses	1,500	(1,500)	-
Changes in accounts payable	7,364	6,869	18,017

Net Cash Provided (Used) in Operations	(39,612)	(79,038)	(131,474)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from relatedparty	33,288	21,837	92,880
Proceeds from issuance of common stock	-	38,850	41,850
	33,288	60,687	134,730

Net Increase (Decrease) in Cash	(6,324)	(18,351)	3,256

Cash at Beginning of Year	9,580	27,931	-

CASH AT END OF YEAR	$ 3,256	$ 9,580	$ 3,256

The accompanying notes are an integral part of these financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008

1.           ORGANIZATION

The Company, Mackenzie Taylor Minerals Inc. was incorporated under the laws of the State of Nevada on January 23, 2006 with the authorized capital stock of 200,000,000 shares at $0.001 par value.  On June 11, 2008, the shareholders approved the increase of the authorized share capital from 200,000,000 shares at $0.001 par value to 500,000,000 shares at $0.001 par value.

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
October 31, 2008

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

On October 31, 2008, the Company had a net operating loss carry forward of $149,491 for income tax purposes.  The tax benefit of approximately $44,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses will expire in 2029.

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
October 31, 2008

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
October 31, 2008

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their family have acquired 79% of the common stock issued and have made no interest, demand loans to the Company of $92,880.

Officers-directors are compensated for their services in the amount of a total $3,000 per month starting October 1, 2006.  On May 1, 2008, one of the directors declined to receive further management fees and therefore the monthly management fees were reduced by $2,000.

5.           CAPITAL STOCK

During 2006, the Company completed a private placement of 90,000,000 post split common shares for $3,000 to its directors.  In July 2007, the Company completed a private placement of 23,310,000 post split common shares for $38,850.

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