Form 10-Q
period 2009-01-31
Mackenzie Taylor Minerals Inc.
filed 2009-03-04
CIK 1371247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 333-140170

MACKENZIE TAYLOR MINERALS INC.
                                                                       (Exact name of registrant as specified in its charter)

Nevada	98-0505186
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 904 – 228 26th Avenue S.W., Calgary, Alberta, Canada, T2S 3C6
(Address of principal executive offices)

1-702-755-7406
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                            Accelerated filer                     [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                                             Small reporting company      [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [  ]   No   [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

February 15, 2009: 113,310,000 common shares

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as at January 31, 2009 and October 31, 2008	4

	Consolidated Statement of Operations For the three months ended January 31, 2009 and 2008 and for the period January 23, 2006 (Date of Inception) to January 31, 2009	5

	Consolidated Statement of Cash Flows For the three months ended January 31, 2009 and 2008 and for the period January 23, 2006 (Date of Inception) to January 31, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure of Market Risk	15

ITEM 4.	Controls and Procedures	16

ITEM 4T	Controls and Procedures	16

PART 11.	OTHER INFORMATION	16

ITEM 1.	Legal Proceedings	16

ITEM 1A	Risk Factors	16

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Submission of Matters to a Vote of Security Holders	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits and Reports on Form 8-K	19

	SIGNATURES.	20

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Mackenzie Taylor Minerals Inc. (a pre-exploration stage company) at January 31, 2009 (with comparative figures as at October 31, 2008) and the statement of operations for the three months ended January 31, 2009 and 2008 and for the period from January 23, 2006 (date of incorporation) to January 31, 2009  and the statement of cash flows for the three months ended January 31, 2009 and 2008 and for the period from January 23, 2006 (date of incorporation) to January 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending October 31, 2009.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Balance Sheets

(Unaudited – Prepared by Management)

	January 31, 2009	October 31, 2008
	(Unaudited)	(Audited)
Assets

Current Assets

Cash	$ 4,431	$ 3,256

Total currrent assets	$ 4,431	$ 3,256

Liabilities and Shareholders’ Deficiency

Current Liabilities:
Accounts payable and accrued liabilities	$ 17,577	$ 18,017
Indebtedness to related parties (Note 4)	103,529	92,880
Total current liabilities	121,106	110,897

Shareholders’ deficiency
500,000,000 shares authorized, at $0.001 par value 113,310,000 shares issued and outstanding	113,310	113,310
Capital in excess of par value	(71,460)	(71,460)
Deficit accumulated during the pre-exploration stage	(158,525)	(149,491)

Total Shareholders’ Deficiency	(116,675)	(107,641)

	$ 4,431	$ 3,256

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Statement of Operations
For the three months ended January 31, 2009 and 2008 and for the period from January 23, 2006 (date of inception) to January 31, 2009

(Unaudited – Prepared by Management)

	Three Months Ended Jan. 31, 2009	Three Months Ended Jan. 31, 2008	January 23, 2006 (date of inception) through Jan. 31, 2009

REVENUE	$ -	$ -	$ -

EXPENSES
Accounting and audit	1,750	1,750	25,410
Bank charges	50	57	568
Consulting fees	-	1,000	17,000
Edgarizing	150	150	1,975
Exploration costs	-	-	13,682
Filing fees	-	100	3,507
Geology report	-	-	5,000
Incorporation costs	-	-	920
Legal fees	-	-	4,000
Management fees	3,000	9,000	66,941
Office	359	1,183	3,685
Rent	900	900	8,400
Telephone	-	-	337
Transfer agent fees	2,825	_____575	7,100

NET LOSS FROM OPERATIONS	$ (9,034)	$ (14,715)	$ (158,525)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	113,310,000	113,310,000

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Statement of Cash Flows
For the three months ended January 31, 2009 and 2008 and for the period from January 23, 2006 (date of inception) to January 31, 2009

(Unaudited – Prepared by Management)

	Three months ended Jan. 31, 2009	Three months ended Jan. 31, 2008	January 23, 2006 (Inception) through January 31, 2009

Cash flows from operating activities:
Net loss	$ (9,034)	$ (14,715)	$ (158,525)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities,
Accounts payable	(440)	769	17,577
Net cash used in operating activities	(9,474)	(13,946)	(140,948)

Cash flows from financing activities
Proceeds from related party debt (Note 4)	10,649	5,000	103,529
Proceeds from issuance of common stock, net of offering costs (Note 5)	_____-	_____-	41,850
Net cash provided by financing activities	10,649	5,000	145,379

Net change in cash	1,175	(8,946)	4,431

Cash:
Beginning of period	3,256	9,580	-
End of period	$ 4,431	$ 634	$ 4,431

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009

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
January 31, 2009

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

On January 31, 2009, the Company had a net operating loss carry forward of $158,525 for income tax purposes.  The tax benefit of approximately $47,600 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses will expire in 2029.

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
January 31, 2009

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
January 31, 2009

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their family have acquired 79% of the common stock issued and have made no interest, demand loans to the Company of $103,529.

Officers-directors are compensated for their services in the amount of a total $1,000.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

Mackenzie Taylor has had no revenue since inception and its accumulated deficit is $158,525.  To date, the growth of Mackenzie Taylor has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Gold Charms Two claims in good standing.

The plan of operations during the next twelve months is for us to maintain the Gold Charms Two claims in good standing with the Province of British Columbia and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $45,852 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), work undertaken by the independent accountant ($4,000), Edgar fees ($1,150), filing fees to maintain Mackenzie Taylor in good standing with the State of Nevada and payment to our registrant ($275), management fees ($12,000), rent ($3,600), office and miscellaneous ($1,000), payments to the transfer agent ($1,000) and payment to third party creditors in the amount of $17,577.  At present, we do have these funds to pay for future expenses and eliminate accounts payable but any unusual expenses which might be incurred might not be covered unless management is will to give further advances to us.  Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

On June 11, 2008, the shareholders of the Company approved a 30 to 1 forward stock split, resulting in an increase of the outstanding shares of common stock from 3,777,000 to 113,310,000.  The 113,310,000 post split common shares are shown as split from the date of inception.

RESULTS OF OPERATIONS

Our Mineral Property

In March 2006 we purchased a mineral property, the Gold Charms Two (hereinafter the “Gold Charms claim”), in British Columbia, Canada from R. Billingsley, a non-affiliated third party for the sum of $3,182.   We are required to pay a maintenance fee of $167 (CDN $184) to the Government of British Columbia on our mineral claim each year until such time as we are able to perform exploration work on the Gold Charms claim.  In other words, we can maintain our interest in the Gold Charms claim by conducting exploration work on the claim, or failing that, by paying the aforementioned ‘maintenance fee’.  Therefore, in the late summer and fall of 2007, we engaged the services of an independent consultant to explore our mineral claim at a cost of $10,000.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 89,000,000   Share certificates representing these shares have the appropriate legend affixed on them.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

While our shares are traded on the OTCBB.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Gold Charms Two, and

●	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance.  In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company.  Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, as more fully described under ‘Risk Factors’.

ITEM 4.                      CONTROLS AND PROCEDURES

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

ITEM 4T                      CONTROLS AND PROCEDURES

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

ITEM 1A                      RISK FACTORS

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

We were incorporated on January 24, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our deficit accumulated since inception is $158,525. To achieve and maintain profitability and positive cash flow we are dependent upon:

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

None

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

MACKENZIE TAYLOR MINERALS INC.
(Registrant)

Date: March 3, 2009	TERRY STIMPSON
Chief Executive Officer, President and Director

Date: March 3, 2009	KENDALL O’LEARY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director