Form 10-Q
period 2009-04-30
Mackenzie Taylor Minerals Inc.
filed 2009-05-28
CIK 1371247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2009

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

May 30, 2009: 113,310,000 common shares

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as at April 30, 2009 and October 31, 2008	4

	Consolidated Statement of Operations For the three and six months ended April 30, 2009 and 2008 and for the period January 23, 2006 (Date of Inception) to April 30, 2009	5

	Consolidated Statement of Cash Flows For the six months ended April 30, 2009 and 2008 and for the period January 23, 2006 (Date of Inception) to April 30, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure of Market Risk	15

ITEM 4.	Controls and Procedures	16

ITEM 4T	Controls and Procedures	16

PART 11.	OTHER INFORMATION	16

ITEM 1.	Legal Proceedings	16

ITEM 1A	Risk Factors	16

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Submission of Matters to a Vote of Security Holders	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits and Reports on Form 8-K	19

	SIGNATURES.	20

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Mackenzie Taylor Minerals Inc. and subsidiary (a pre-exploration stage company) at April 30, 2009 (with comparative figures as at October 31, 2008) and the statement of operations for the three and six months ended April 30, 2009 and 2008 and for the period from January 23, 2006 (date of incorporation) to April 30, 2009 and the statement of cash flows for the six months ended April 30, 2009 and 2008 and for the period from January 23, 2006 (date of incorporation) to April 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2009 are not necessarily indicative of the results that can be expected for the year ending October 31, 2009.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Balance Sheets

(Unaudited – Prepared by Management)

	April 30, 2009	October 31, 2008
	(Unaudited)	(Audited)
Assets

Current Assets

Cash	$ 5,922	$ 3,256

Total current assets	$ 5,922	$ 3,256

Liabilities and Shareholders’ Deficiency

Current Liabilities:
Accounts payable and accrued liabilities	$ 19,977	$ 18,017
Indebtedness to related parties (Note 4)	108,561	92,880
Total current liabilities	128,538	110,897

Shareholders’ deficiency
500,000,000 shares authorized, at $0.001 par value 113,310,000 shares issued and outstanding	113,310	113,310
Capital in excess of par value	(71,460)	(71,460)
Deficit accumulated during the pre-exploration stage	(164,466)	(149,491)

Total Shareholders’ Deficiency	(122,616)	(107,641)

	$ 5,922	$ 3,256

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Statement of Operations
For the three and six months ended April 30, 2009 and 2008 and for the period from January 23, 2006 (date of inception) to April 30, 2009

(Unaudited – Prepared by Management)

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Six Months Ended April 30, 2009	Six Months Ended April 30, 2008	January 23, 2006 (date of inception) through April 30, 2009

REVENUE	$ -	$ -	$ -	$ ______-	$ -

EXPENSES
Accounting and audit	1,750	1,750	3,500	3,500	27,160
Bank charges	35	40	84	98	603
Consulting fees	-	-	-	1,000	17,000
Edgarizing	150	150	300	300	2,125
Exploration costs	-	-	-	-	13,682
Filing fees	-	-	-	100	3,507
Geology report	-	-	-	-	5,000
Incorporation costs	-	-	-	-	920
Legal fees	-	-	-	-	4,000
Management fees	3,000	9,000	6,000	18,000	69,941
Office	31	557	391	1,739	3,716
Rent	900	900	1,800	1,800	9,300
Telephone	-	-	-	-	337
Transfer agent fees	75	550	2,900	1,125	7,175

NET LOSS FROM OPERATIONS	$ (5,941)	$ (12,947)	$ (14,975)	$ (27,662)	$ (164,466)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	113,310,000	113,310,000	113,310,000	113,310,000

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
Consolidated Statement of Cash Flows
For the six months ended April 30, 2009 and 2008 and for the period from January 23, 2006 (date of inception) to April 30, 2009

(Unaudited – Prepared by Management)

	Six months ended April 30, 2009	Six months ended April 30, 2008	January 23, 2006 (Inception) through April 30, 2009

Cash flows from operating activities:
Net loss	$ (14,975)	$ (27,662)	$ (164,466)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities,
Accounts payable	1,960	2,169	19,977
Net cash used in operating activities	(13,015)	(25,493)	(144,489)

Cash flows from financing activities
Proceeds from related party debt (Note 4)	15,681	20,556	108,561
Proceeds from issuance of common stock, net of offering costs (Note 5)	-	_____-	41,850
Net cash provided by financing activities	15,681	20,556	150,411

Net change in cash	2,666	(4,937)	5,922

Cash:
Beginning of period	3,256	9,580	-
End of period	$ 5,922	$ 4,643	$ 5,922

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

(Unaudited – Prepared by Management)
1.           ORGANIZATION

The Company, Mackenzie Taylor Minerals Inc. was incorporated under the laws of the State of Nevada on January 23, 2006 with the authorized capital stock of 200,000,000 shares at $0.001 par value.  On July 11, 2008, the shareholders approved the increase of the authorized share capital from 200,000,000 shares at $0.001 par value to 500,000,000 shares at $0.001 par value.

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
April 30, 2009

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

On April 30, 2009, the Company had a net operating loss carry forward of $164,466 for income tax purposes.  The tax benefit of approximately $49,300 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses will expire in 2030.

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
April 30, 2009

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
April 30, 2009

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 79% of the common stock issued and have made no interest, demand loans to the Company of $108,561.

Officers-directors are compensated for their services in the amount of a total $1,000 per month.

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

LIQUIDITY AND CAPITAL RESOURCES

Mackenzie Taylor has had no revenue since inception and its accumulated deficit is $164,466.  To date, the growth of Mackenzie Taylor has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Gold Charms Two claims in good standing.

The plan of operations during the next twelve months is for us to maintain the Gold Charms Two claims in good standing with the Province of British Columbia and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $48,252 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), work undertaken by the independent accountant ($4,000), Edgar fees ($1,150), filing fees to maintain Mackenzie Taylor in good standing with the State of Nevada and payment to our registrant ($275), management fees ($12,000), rent ($3,600), office and miscellaneous ($1,000), payments to the transfer agent ($1,000) and payment to third party creditors in the amount of $19,977.  At present, we do have these funds to pay for future expenses and eliminate accounts payable but any unusual expenses which might be incurred might not be covered unless management is will to give further advances to us.  Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

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

Additional information regarding the Gold Charms Two claim can be found at the British Columbia government website located at www.mtonline.gov.bc.ca.

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

We were incorporated on January 23, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our deficit accumulated since inception is $164,466. To achieve and maintain profitability and positive cash flow we are dependent upon:

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

MACKENZIE TAYLOR MINERALS INC.
(Registrant)

Date: May 28, 2009	TERRY STIMPSON
Chief Executive Officer, President and Director

Date: May 28, 2009	KENDALL O’LEARY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director