Form 10-Q
period 2009-07-31
Mackenzie Taylor Minerals Inc.
filed 2009-09-01
CIK 1371247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2009

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

July 31, 2009: 113,310,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Mackenzie Taylor Minerals Inc. (Pre-exploration stage company) at July 31, 2009 (with comparative figures as at October 31, 2008) and the statement of operations for the three and nine months ended July 31, 2009 and 2008 and for the period from January 23, 2006 (date of incorporation) to July 31, 2009 and the statement of cash flows for the nine months ended July 31, 2009 and 2008 and for the period from January 23, 2006 (date of incorporation) to July 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2009 are not necessarily indicative of the results that can be expected for the year ending October 31, 2009.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
Balance Sheets

(Unaudited – Prepared by Management)

	July 31, 2009	October 31, 2008
	(Unaudited)	(Audited)
Assets

Current Assets

Cash	$ 6,501	$ 3,256

Total current assets	$ 6,501	$ 3,256

Liabilities and Shareholders’ Deficiency

Current Liabilities:
Accounts payable and accrued liabilities	$ 21,377	$ 18,017
Indebtedness to related parties (Note 4)	113,593	92,880
Total current liabilities	134,970	110,897

Shareholders’ deficiency
500,000,000 shares authorized, at $0.001 par value 113,310,000 shares issued and outstanding	113,310	113,310
Capital in excess of par value	(71,460)	(71,460)
Deficit accumulated during the pre-exploration stage	(170,319)	(149,491)

Total Shareholders’ Deficiency	(128,469)	(107,641)

	$ 6,501	$ 3,256

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
Statement of Operations
For the three and nine months ended July 31, 2009 and 2008 and for the period from
January 23, 2006 (date of inception) to July 31, 2009

(Unaudited – Prepared by Management)

	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Nine Months Ended July 31, 2009	Nine Months Ended July 1, 2008	January 23, 2006 (date of inception) through July 31, 2009

REVENUE	$ -	$ -	$ -	$ ______-	$ -

EXPENSES
Accounting and audit	1,750	1,750	5,250	5,250	28,910
Bank charges	20	29	104	126	623
Consulting fees	-	-	-	1,000	17,000
Edgarizing	150	150	450	450	2,275
Exploration costs	-	-	-	-	13,682
Filing fees	-	2,932	-	3,032	3,507
Geology report	-	-	-	-	5,000
Incorporation costs	-	-	-	-	920
Legal fees	-	-	-	-	4,000
Management fees	3,000	3,941	9,000	21,941	72,941
Office	33	211	424	1,951	3,749
Rent	900	900	2,700	2,700	10,200
Telephone	-	-	-	-	337
Transfer agent fees	-	1,150	2,900	2,275	7,175

NET LOSS FROM OPERATIONS	$ (5,853)	$ (11,063)	$ (20,828)	$ (38,725)	$ (170,319)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	113,310,000	113,310,000	113,310,000	113,310,000

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
                    Statement of Cash Flows
For the nine months ended July 31, 2009 and 2008 and for the period from January 23, 2006 (date of inception) to July 31, 2009

(Unaudited – Prepared by Management)

	Nine months ended July 31, 2009	Nine months ended July 31, 2008	January 23, 2006 (Inception) through July 31, 2009

Cash flows from operating activities:
Net loss	$ (20,828)	$ (38,725)	$ (170,319)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities,
Accounts payable	3,360	3,614	21,377
Net cash used in operating activities	(17,468)	(35,111)	(148,942)

Cash flows from financing activities
Proceeds from related party debt (Note 4)	20,713	28,222	113,593
Proceeds from issuance of common stock, net of offering costs (Note 5)	-	_____-	41,850
Net cash provided by financing activities	20,713	28,222	155,443

Net change in cash	3,245	(6,889)	6,501

Cash:
Beginning of period	3,256	9,580	-
End of period	$ 6,501	$ 2,691	$ 6,501

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

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

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

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

On July 31, 2009, the Company had a net operating loss carry forward of $170,319 for income tax purposes.  The tax benefit of approximately $51,100 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses will expire in 2030.

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
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

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
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 79% of the common stock issued and have made no interest, demand loans to the Company of $113,593.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Mackenzie Taylor Minerals Inc. (“Mackenzie Taylor”) and the notes which form an integral part of the financial statements which are attached hereto.

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

LIQUIDITY AND CAPITAL RESOURCES

Mackenzie Taylor has had no revenue since inception and its accumulated deficit is $170,319.  To date, the growth of Mackenzie Taylor has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Gold Charms Two claims in good standing.

The plan of operations during the next twelve months is for us to maintain the Gold Charms Two claims in good standing with the Province of British Columbia and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $49,652 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), work undertaken by the independent accountant ($4,000), Edgar fees ($1,150), filing fees to maintain Mackenzie Taylor in good standing with the State of Nevada and payment to our registrant ($275), management fees ($12,000), rent ($3,600), office and miscellaneous ($1,000), payments to the transfer agent ($1,000) and payment to third party creditors in the amount of $21,377.  At present, we do have these funds to pay for future expenses and eliminate accounts payable but any unusual expenses which might be incurred might not be covered unless management is will to give further advances to us.  Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

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

The Gold Charms Claim lies at an elevation of 2,200 feet (750 m) near the northwest end of the Bendor range with in the Coastal Mountain Complex of British Columbia. The main mountain ridges range from about 2,200 feet (750 m) to 4,000 feet (1,200 m) with steep west facing slopes.  Sub-alpine scrub alder and hemlock trees grow at lower elevations in the southwest corner of the claim and good rock exposure is found along the peaks and ridges in the eastern portion of the claim. Winters are cold with generally high snowfall accumulations and summers are dry and hot.

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

The Stephenson Report recommends a phased exploration program to properly evaluate the potential of the claims.   We have done part of Phase I recommended by Stephenson. The Phase I work indicated further exploration of the Gold Charms claim is not warranted at this time.  The cost of a drilling program, if and when warranted, will be estimated following further evaluation of the Phase I work.  The cost estimates for Phase I work is based on Mr. Stephenson’s recommendations and reflect local costs for this type of work.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, as more fully described under ‘Risk Factors’.

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

We were incorporated on January 23, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our deficit accumulated since inception is $170,319. To achieve and maintain profitability and positive cash flow we are dependent upon:

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

Forward Looking Statements

In addition to the other information contained in this Form 10-Q, it contains forward-looking statements which involve risk and uncertainties.  When used in this Form 10-Q, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that the actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10-Q including financial statements, attachments and risk factors before considering an investment.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized

MACKENZIE TAYLOR MINERALS INC.
(Registrant)

Date: September 1, 2009	TERRY STIMPSON
Chief Executive Officer, President and Director

Date: September 1, 2009	KENDALL O’LEARY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director