Form 10-K
period 2009-10-31
Mackenzie Taylor Minerals Inc.
filed 2010-01-11
CIK 1371247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended October 31, 2009

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission File Number 333-140170

MACKENZIE TAYLOR MINERALS INC.
(Exact name of Registrant as specified in charter)

Nevada	98-0505186
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

Suite 904 – 228 – 26th Street, S.W. Calgary, Alberta, Canada,	T2S 3C6
(Address of principal executive offices)	(Zip Code)

Registrants’s telephone number, including area code 1-250-754-1811

Securities registered pursuant to section 12 (b) of the Act:

Title of each share None	Name of each exchange on which registered None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   [    ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   [    ] Yes   [   ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [    ]  Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [   ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                           Accelerated filer                   [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                           Small reporting company     [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes [  ]   No   [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

December 31, 2009: 113,310,000 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.   The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART 1

ITEM 1. BUSINESS

History and Organization

Our company, Mackenzie Taylor Minerals Inc. (“Mackenzie”) was incorporated on January 23, 2006, in the State of Nevada. Other than a wholly owned subsidiary, Golden Charm Minerals Ltd. (“Golden Charm”), the Company does not have any subsidiaries, affiliated companies or joint venture partners.  Golden Charm was incorporated under the laws of British Columbia, Canada on May 30, 2006 for the purpose of holding registered and beneficial title to the Company’s mineral claim situated in British Columbia, Canada.  The Company’s, and Golden Charm’s, business and administrative office are located at 228 26th Avenue S.W., Suite 904, Calgary, Alberta, T2S 3C6.  Golden Charm will not be renewed with the Province of British Columbia resulting in the Golden Charm Minerals Ltd. Being struck from the Provincial records and will no longer be able to be a viable company.   The reason for this is that its sole asset, the Gold Charm Two mineral claims, will not be able to be maintained in good standing due to only a British Columbia resident or a company in good standing with the Registrant can hold a license to a mineral claim within British Columbia.

We are a pre-exploration stage corporation. A pre-exploration stage corporation is one engaged in the exploratory search for mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on our sole property, the Gold Charm Two mineral claim (hereinafter the “Gold Charm claim”).  Recorded title to our claim is held in the name of our subsidiary, Golden Charm; which as noted above will be allowed to expire with the Provincial Government of British Columbia without being renewed.  When this happens Mackenzie will not have a mineral property since only British Columbia residents or a company incorporated in British Columbia, and in good standing, is allowed to have a free miner’s license.  A free miner’s license is required to hold a mineral property in British Columbia.   The Gold Charm claim is located in British Columbia, Canada, and consists of one mineral claim, comprising 183.6 hectares.   We do not intend to explore for gold on the property since our previous exploration activities resulted in no mineralization being discovered.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion by our auditors and rely upon the sale of our securities and loans from our officers and directors to fund operations.

There is substantial doubt that we can continue as an ongoing business for the next twelve months and we will have to suspend or cease operations within the next twelve months unless we raise sufficient money to cover all our expected expenses; estimated to be $54,244.

Any future property we intend to explore may not contain any minerals reserves and therefore, any investment in our Company may be lost.

At the present, we have no employees and only two officers and directors, each of whom plan to devote only 4-5 hours per week to our operations.

Nevertheless, Mackenzie is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Q.

The shareholders may read and copy any material filed by Mackenzie with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Mackenzie has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   We have no website at this time.

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

Mackenzie presently has minimal day-to-day operations; consisting mainly of preparing the reports filed with the SEC as required.

ITEM 1A.                      RISK FACTORS

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

The funds we hope to raise in the future will be used to carry out our plan of operation. Our plan of operation will be to seek out a new mineral property and undertake an exploration program on it.  Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal, should any be found. Accordingly, we will not generate any revenues as a result of your investment.

2.  Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. A new acquired mineral property will likely not contain any reserves.  As such, any funds spent on exploration will likely be lost, which will result in a loss of your investment.

3.  We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated on January 23, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our deficit accumulated since inception is $178,596. To achieve and maintain profitability and positive cash flow we are dependent upon:

-  our ability to locate a profitable mineral property
-  our ability to generate revenues
-  our ability to reduce exploration costs

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of any new mineral property we acquire in the future. As a result, we may not generate revenues in the near future. Failure to generate revenues will cause us to suspend or cease operations.

4.  Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we cannot locate qualified personnel we may have to suspend or cease operations which will result in the loss of your investment.

Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of a newly acquired property. Our management has no direct training or experience in these areas, and as a result, may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

5.  Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of our shareholders’ investment in our Company.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In the event an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you might lose your investment.

6.  Because our officers and directors have other outside business activities and each will only be devoting 10% of their time or four hours per week, to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Terry Stimpson and Kendall O’Leary, our officers and directors, have other outside business activities and each will only be devoting 10% of their time, or four hours per week, to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Stimpson and Mrs. O’Leary. As a result, exploration of a new mineral property may be periodically interrupted or suspended.

Risks associated with ownership of our shares:

7. If our officers and directors resign or die without having found replacements, our operations will be suspended or cease. If that should occur, you could lose your investment.

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

8. FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

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

ITEM 1B                      UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.                      PROPERTIES

General

We were incorporated in the State of Nevada on January 23, 2006. We are a pre-exploration stage corporation. We have only undertaken a limited exploration program on the Gold Charm Two claim during the summer and fall of 2007 but did not obtain any results worthy of maintaining the Gold Charm Two in good standing with the Province of British Columbia.   There is no assurance that mineralized material with any commercial value exits on any mineral property we identify for exploration work in the future.

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

Background

In March 2006 we purchased a mineral property, the Gold Charm Two (hereinafter the “Gold Charm claim”), in British Columbia, Canada from R. Billingsley, a non-affiliated third parties for the sum of $3,182.   We are required to pay a maintenance fee of $167 (CDN $184) to the Government of British Columbia on our mineral claim each year until such time as we are able to perform exploration work on the Gold Charm claim.   Therefore in 2006 we engaged the services of an independent consultant to explore our mineral claim at a cost of $10,000 during the spring of 2007.  No meaningful results from soil sampling were obtained from this exploration program.

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

We have done sufficient work on our claim during the past years to maintain the claim in good standing for several years although we do expect to maintain the Gold Charm Two in good standing after December 2, 2010.

Location and Access

The Gold Charm Two is situated in southwestern British Columbia approximately 2.5 kilometers southeast of the town of Gold Bridge.  Access to the claim from Vancouver, British Columbia (approximately 112 kilometers) is via Highway 99 north to Pemberton then via all weather gravel road to Gold Bridge.  Access from Gold Bridge is via logging roads.

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

There are no legal proceedings to which Mackenzie is a party or to which the Gold Charm Two is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the current year, no matters were brought before the securities holders for voted thereon.

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

To date we have not held an Annual General Meeting of our Stockholders but do intend to do so within the near future.

ITEM 6.                      SELECTED FINANCIAL DATA

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related noted included elsewhere in this Form 10-K.

Operation Statement Data

	For the year ended October 31, 2009	January 23, 2006 (date of incorporation) to October 31, 2009

Revenue	$ -	$ -
Exploration expenses	-	18,683
General and Administration	29,105	159,914
Net loss	29,105	178,596

Weighted average shares outstanding (basic)	113,310,000
Weighted average shares outstanding (diluted)	113,310,000
Net loss per share (basic)	$ (0.00)
Net loss per share (diluted)	$ (0.00)

Balance Sheet Data

Cash and cash equivalent	$ 5,082
Total assets	5,082
Total liabilities	141,828
Total Shareholders’ deficiency	(136,746)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the future exploration property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. Our directors have advanced funds to us in the amount of $116,629 as at October 31, 2009.

We will be conducting research in the form of exploration of on the mineral property when it is acquired.  We are not going to buy or sell any plant or significant equipment during the next twelve months.

We may not have enough money to acquire another mineral claim without obtaining additional funds. If it turns out that we cannot not raise enough money to acquire a new exploration property either by way of advances from our directors or from lending institutions then we will not be able to undertake an exploration program.  At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on any newly acquired property and if any minerals which are found can be economically extracted and profitably processed.

The Gold Charm Two is undeveloped raw land and to date has proven to have little or no mineralization on it.  To our knowledge, the property has never been mined. Based on a filed British Columbia assessment report there was some preliminary geophysical and geochemical work carried out on a portion of what now comprises the Gold Charm claim.  The property was claimed by R. Billingley and was subsequently examined and reported on at our request by Mr. Laurence Stephenson P.Eng. and ownership was transferred to us.

Before minerals retrieval can begin on a new mineral property when it has been acquired, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

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

Liquidity and Capital Resources

In the future, we cannot guarantee we will be able to raise enough money to stay in business. Whatever money we do raise will be applied to working capital in order to settle any outstanding debts we owe to our creditors and to seek a new mineral property.  If we find mineralized material on the new mineral claim, when identified, and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a private placement, public offering or through loans. If we do not raise all of the money we need to complete our exploration of the property we will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others.

We have discussed this matter with our officers and directors and our directors have agreed to advance funds as needed.   They have advanced $116,629 to date.  At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We acquired one property comprising approximately 183.6 hectares. Title to the property is recorded in our name. We undertook a small exploration program in the early part of 2007 which cost us approximately $10,000.  No significant mineralization was found on the Gold Charm Two claim which would warrant future exploration by our Company.

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

As of October 31, 2009, our total assets were $5,082 consisting of only cash and our total liabilities were $141,828 of which $116,629 is owed to one of our directors.

During the year, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 9,250
Bank charges		124
Edgar filings	ii	700
Management fees	iii	12,000
Office	iv	531
Rent	v	3,600
Transfer agent's fees	vi	2,900
Total expenses		$ 29,105

i.
Mackenzie spent $5,250 for internal accounting services to prepare working papers for submission to the independent accountants.  The fees paid to the independent accountants were $4,000 for the review of the quarterly financial statements and the examination of the year end financial statements.

ii	Mackenzie has incurred certain edgarzing expenses during the year for filing its various Forms 10-Q and 10-K with the SEC.

iii.	Mackenzie pays its Secretary Treasurer $1,000 for services rendered to it by her.

iv.	Office expenses of $531 were mainly courier, faxing, printing, photocopying and various office supplies.

v.	Mackenzie does not have its own office premises but used the residence of its Secretary Treasurer at a cost of $300 per month.

vi.
During the year, Mackenzie issued share certificates via its transfer agent, paid the State of Nevada its annual fee in the amount of $375 to maintain it in good standing and various other services such as confirmation with Mackenzie’s auditors.

Mackenzie estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		RequirementsFor Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 9,250	$ 22,175	$ 31,425
Bank charges		120	-	120
Edgar filing fees	2	700	-	700
Filing fees	3	375	-	375
Management fees	4	12,000	-	12,000
Office	5	1,000	3,024	4,024
Rent	6	3,600	-	3,600
Transfer agent's fees	7	2,000	-	2,000
Estimated expenses		$ 29,045	$ 25,199	$ 54,244

   1.               Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10-Q – Jan. 31, 2010	$ 1,250	$ 500	$ 1,750
Form 10-Q - April 30, 2010	1,250	500	1,750
Form 10-Q – July 31, 2010	1,250	500	1,750
Form 10-K – Oct, 31, 2010	1,500	2,500	4,000

	$ 5,250	$ 4,000	$ 9,250

      2.     Edgar filing fees comprise the cost of filing the various Forms 10-K and 10-Q on Edgar.  It is estimated the cost for each of the Form 10-Qs will be $150 and the cost of filing the 10-K will be $250.

3. Filing fees for the State of Nevada is estimated at $375 per year based on the current year’s charges.

4. Mackenzie pays its Secretary Treasurer $1,000 per month.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of Mackenzie.

The number of shares subject to Rule 144 is 90,000,000

Presently, there are no shares being offered to the public and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

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

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the new mineral property to be acquired, and

●	other events which we have no control over.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended October 31, 2009 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended October 31, 2009, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Terry Stimpson, Chief Executive Officer and Kendall O’Leary, Chief Accounting Officer, they have evaluated the effectiveness of Mackenzie’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at May 31, 2009 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

Under Rule 13a-15(e)/15d-15(e); Regulation S-K, Item 307, the SEC states that “disclosure controls and procedures” have the following characteristics:

●	designed to ensure disclosure of information that is required to be disclosed in the reports that Mackenzie files or submits under the Exchange Act;

●	recorded, processed, summarized and reported with the time period required by the SEC’s rules and forms; and

●	accumulated and communicated to management to allow them to make timely decisions about the required disclosures.

Even though management’s assessment that Mackenzie’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Mackenzie’s financial statements contained in its Annual Report on Form 10-K for the year ended October 31 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at October 31, 2009, Mackenzie did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Mackenzie a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively.   A material weakness in the period-end financial reporting process could result in Mackenzie not been able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to Mackenzie maintaining an insufficient complement of personal to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 9A(T)	CONTROLS AND PROCEDURES

There were no changes in Mackenzie’s internal controls over financial reporting during the fiscal year ended October 31, 2009 that have materially affected, or are reasonably likely to material affect, Mackenzie’s internal control over financial reporting.

ITEM 9B                      OTHER INFORMATION

There is no other information to be reported under this Item.

PART 111

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of October 31, 2009, the name, age, and position of each executive officers and director and the term of office of each director of Mackenzie.

Name	Age	Position Held	Term as Director Since

Terry Stimpson	59	President and Director	2006

Kendall O’ Leary	47	Secretary Treasurer	2006

The directors of Mackenzie serve for a term of one year and until their successors are elected at Mackenzie’s Annual Shareholders’ Meeting and are qualified, subject to removal by Mackenzie’s shareholders.   Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified

Background of Officers and Directors

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

Apart from the Audit Committee, Mackenzie has no other Board committees.

Significant Employees

Other than officers and directors, Mackenzie has no employees at this time.

Family Relationships

There are no family relationships among any of Mackenzie's officers and directors.

Involvement in Certain Legal Proceedings

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

We have paid the following in executive since inception:

Summary Compensation Table
                      Long Term Compensation
                                                   Annual Compensation                                           Awards                                                                Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/SAR (#)	LTIP payouts ($)	All other compensation ($)

Terry Stimpson Chief Executive Officer, President and Director	2006 2007 2008 2009	2,000 24,000 12,941 -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Kendall O’Leary Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer and Director	2006 2007 2008 2009	1,000 12,000 12,000 12,000	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Formerly our President received, monthly, the sum of $2,000 in management fees but this was discontinued in May 2008 due to the lack of funds in the Company.  Our Secretary Treasurer receives $1,000 per month in management fees and an allowance of $300 for providing an office for Mackenzie.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of December 31, 2009, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares of 131,310,000.  The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive powers with respect to their shares.

Title of Class	Name and Address of Beneficial Owner[1]	Amount and Nature of Beneficial Ownership	Percent of Class on the Date of this Form 10-K

Common	Terry Stimpson 5651 Quentin Street Calgary, Alberta, Canada T2T 6J1	60,000,000	52.9%

Common	Kendall O’Leary 228 26th Avenue S.W. Calgary, Alberta, Canada T2S 3C6	30,000,000	26.5%

Common	Directors and Officers as a Group	90,000,000	79.4%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Mackenzie and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which Mackenzie was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by Mackenzie to own of record or beneficially more than 5% of any class of Mackenzie’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of Mackenzie’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which Mackenzie was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to Mackenzie to own of record or beneficially more than 5% of the common shares of Mackenzie’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report by reference:

1.           Certificate of Incorporation, Articles of Incorporation and By-laws

1.1	Certificate of Incorporation (incorporated by reference from Mackenzie’s Registration Statement on Form 10-SB filed on January 24, 2007)

1.2	Articles of Incorporation (incorporated by reference from Mackenzie’s Registration Statement on Form 10-SB filed on January 24, 2007)

1.3	By-laws (incorporated by reference from Mackenzie’s Registration Statement on Form 10-SB filed on January 24, 2007)

(a)  (1)                         Financial Statement Schedules.

The following financial statements are included in this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKENZIE TAYLOR MINERALS INC.
(Registrant)

By:     TERRY STIMPSON
Terry Stimpson
Chief Executive Officer,
President and Director

Date: January 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:     TERRY STIMPSON
Terry Stimpson
Chief Executive Officer,
President and Director

Date: January 10, 2010

By: KENDALL O’LEARY
Kendall O’Leary
Chief Accounting Officer,
Chief Financial Officer and Director

Date: January 10, 2010

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

Board of Directors
Mackenzie Taylor Minerals Inc.
Calgary, Alberta, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Mackenzie Taylor Minerals Inc.(pre-exploration stage company) at October 31, 2009 and 2008, and the statement of operations, stockholders' equity, and cash flows for the years ended October 31, 2009 and 2008 and for the period January 23, 2006 (date of inception) to October 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mackenzie Taylor Minerals Inc. at October 31, 2009 and 2008, and the results of operations, and cash flows for the years ended October 31, 2009 and 2008 and the period January 23, 2006 (date of inception) to October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Murray, Utah                                                                           /s/  “Madsen & Associates, CPA’s Inc.”
December 31, 2009

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
Balance Sheets

	October 31, 2009	October 31, 2008
Assets

Current assets:

Cash	$ 5,082	$ 3,256

Total Current Assets	$ 5,082	$ 3,256

Liabilities and Shareholders’ Deficiency

Current liabilities:

Accounts payable and accrued liabilities	$ 25,199	$ 18,017
Indebtedness to related parties (Note 4)	116,629	92,880
Total current liabilities	141,828	110,897

Shareholders’ deficiency

500,000,000 common shares authorized, at $0.001 par value 113,310,000 shares issued and outstanding	113,310	113,310
Capital in excess of par value	(71,460)	(71,460)
Deficit accumulated during the pre-exploration stage	(178,596)	(149,491)

Total Shareholders’ Deficiency	(136,746)	(107,641)

	$ 5,082	$ 3,256

The accompanying notes are an integral part of these financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
Statement of Operations
For the years ended October 31, 2009 and 2008 and for the period from January 23, 2006 (date of inception) to October 31, 2009

	October 31, 2009	October 31, 2008	January 23, 2006 to October 31, 2009

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration costs	-	-	18,682
Administrative	29,105	48,476	159,914

NET LOSS FROM OPERATIONS	$ (29,105)	$ (48,476)	$ (178,596)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	113,310,000	113,310,000

The accompanying notes are an integral part of these financial statements.

MACKENZIE TAYLOR MINERALS INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period January 23, 2006 (date of inception) to October 31, 2009

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance January 23, 2006	-	$ -	$ -	$ -

Issuance of common shares for cash	90,000,000	90,000	(87,000)	-

Net operating loss for the nine months ended October 31, 2006	-	-	-	(16,608)

Issuance of common shares for cash	23,310,000	23,310	15,540	-

Net operating loss for the year ended October 31, 2007	-	-	-	(84,407)

Net operating loss for the year ended October 31, 2008	-	-	-	(48,476)

Net operating loss for the year ended October 31, 2009	-	-	-	(29,105)

Balance as at October 31, 2009	113,310,000	$ 113,310	$ (71,460)	$ (178,596)

The accompanying notes are an integral part of these financial statements

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
Statement of Cash Flows
For the years ended October 31, 2009 and 2008and for the period from January 23, 2006 (date of inception) to October 31, 2009

	October 31, 2009	October 31, 2008	January 23, 2006 (date of inception) to October 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (29,105)	$ (48,476)	$ (178,596)

Adjustments to reconcile net loss to net cash provided by operating activities:

Increase in prepaid expenses	-	1,500	-
Changes in accounts payable	7,182	7,364	25,199

Net Cash Provided (Used) in Operations	(21,923)	(39,612)	(153,397)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	23,749	33,288	116,629
Proceeds from issuance of common stock	-	-	41,850
	23,749	33,288	158,479

Net Increase (Decrease) in Cash	1,826	(6,324)	5,082

Cash at Beginning of Year	3,256	9,580	-

CASH AT END OF YEAR	$ 5,082	$ 3,256	$ 5,082

The accompanying notes are an integral part of these financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009

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

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

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

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

On October 31, 2009, the Company had a net operating loss carry forward of $178,596 for income tax purposes.  The tax benefit of approximately $53,500 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses will expire in 2030.

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

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their family have acquired 79% of the common stock issued and have made no interest, demand loans to the Company of $116,629.

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