Form 10-Q
period 2010-01-31
Mackenzie Taylor Minerals Inc.
filed 2010-03-12
CIK 1371247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2010

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

March 1, 2010: 113,310,000 common shares

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets as at January 31, 2010 and October 31, 2009	4

	Statement of Operations For the three months ended January 31, 2010 and 2009 and for the period January 23, 2006 (Date of Inception) to January 31, 2010	5

	Statement of Cash Flows For the three months ended January 31, 2010 and 2009 and for the period January 23, 2006 (Date of Inception) to January 31, 2010	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	15

ITEM 4.	Controls and Procedures	16

ITEM 4T	Controls and Procedures	16

PART 11.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 1A	Risk Factors	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Submission of Matters to a Vote of Security Holders	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits	19

	SIGNATURES.	20

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Mackenzie Taylor Minerals Inc. (Pre-exploration stage company) at January 31, 2010 (with comparative figures as at October 31, 2009) and the statement of operations for the three months ended January 31, 2010 and 2009 and for the period from January 23, 2006 (date of incorporation) to January 31, 2010 and the statement of cash flows for the three months ended January 31, 2010 and 2009 and for the period from January 23, 2006 (date of incorporation) to January 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended January 31, 2010 are not necessarily indicative of the results that can be expected for the year ending October 31, 2010.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
Balance Sheets

(Unaudited – Prepared by Management)

	January 31, 2010	October 31, 2009
	(Unaudited)	(Audited)
Assets

Current Assets

Cash	$ 1,084	$ 5,082

Total current assets	$ 1,084	$ 5,082

Liabilities and Shareholders’ Deficiency

Current Liabilities:
Accounts payable and accrued liabilities	$ 24,599	$ 25,199
Indebtedness to related parties (Note 4)	120,184	116,629
Total current liabilities	144,783	141,828

Shareholders’ deficiency
500,000,000 shares authorized, at $0.001 par value 113,310,000 shares issued and outstanding	113,310	113,310
Capital in excess of par value	(71,460)	(71,460)
Deficit accumulated during the pre-exploration stage	(185,549)	(178,596)

Total Shareholders’ Deficiency	(143,699)	(136,746)

	$ 1,084	$ 5,082

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
Statement of Operations
For the three months ended January 31, 2010 and 2009 and for the period from
January 23, 2006 (date of inception) to January 31, 2010

(Unaudited – Prepared by Management)

	Three months ended January 31, 2010	Three months ended January 31, 2009	January 23, 2006 (date of inception) through January 31, 2010

REVENUE	$ -	$ -	$ -

EXPENSES
Accounting and audit	1,750	1,750	34,660
Bank charges	22	50	664
Consulting fees	-	-	17,000
Edgarizing	150	150	2,675
Exploration costs	-	-	13,682
Filing fees	-	-	3,507
Geology report	-	-	5,000
Incorporation costs	-	-	920
Legal fees	-	-	4,000
Management fees	3,000	3,000	78,941
Office	56	359	3,913
Rent	900	900	12,000
Telephone	-	-	337
Transfer agent fees	1,075	2,825	8,250

NET LOSS FROM OPERATIONS	$ (6,953)	$ (9,034)	$ (185,549)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	113,310,000	113,310,000

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
Statement of Cash Flows
For the three months ended January 31, 2010 and 2009 and for the period from January 23, 2006 (date of inception) to January 31, 2010

(Unaudited – Prepared by Management)

	Three months ended January 31, 2010	Three months ended January 31, 2009	January 23, 2006 (Inception through January 31, 2010

Cash flows from operating activities:
Net loss	$ (6,953)	$ (9,034)	$ (185,549)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities,
Accounts payable	(600)	(440)	24,599
Net cash used in operating activities	(7,553)	(9,474)	(160,950)

Cash flows from financing activities
Proceeds from related party debt (Note 4)	3,555	10,649	120,184
Proceeds from issuance of common stock, net of offering costs (Note 5)	-	_____-	41,850
Net cash provided by financing activities	3,555	10,649	162,034

Net change in cash	3,998	1,175	1,084

Cash:
Beginning of period	5,082	3,256	-
End of period	$ 1,084	$ 4,431	$ 1,084

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

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
January 31, 2010

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

On January 31, 2010, the Company had a net operating loss carry forward of $185,549 for income tax purposes.  The tax benefit of approximately $55,600 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses will expire in 2031.

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
January 31, 2010

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
January 31, 2010

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 79% of the common stock issued and have made no interest, demand loans to the Company of $120,184.

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

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date to February 15, 2010 and has found no material subsequent events to report.

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

LIQUIDITY AND CAPITAL RESOURCES

Mackenzie Taylor has had no revenue since inception and its accumulated deficit is $185,549.  To date, the growth of Mackenzie Taylor has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Gold Charms Two claims in good standing.

The plan of operations during the next twelve months is for us to maintain the Gold Charms Two claims in good standing with the Province of British Columbia and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $53,274 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), work undertaken by the independent accountant ($4,000), Edgar fees ($1,150), filing fees to maintain Mackenzie Taylor in good standing with the State of Nevada and payment to our registrant ($475), management fees ($12,000), rent ($3,600), office and miscellaneous ($1,000), payments to the transfer agent ($1,200) and payment to third party creditors in the amount of $24,599.  At present, we do have these funds to pay for future expenses and eliminate accounts payable but any unusual expenses which might be incurred might not be covered unless management is will to give further advances to us.  Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Terry Stimpson, Chief Executive Officer and Kendall O’Leary, Chief Accounting Officer, they have evaluated the effectiveness of Mackenzie Taylor’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at January 31, 2010 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

Under Rule 13a-15(e)/15d-15(e); Regulation S-K, Item 307, the SEC states that “disclosure controls and procedures” have the following characteristics:

●	designed to ensure disclosure of information that is required to be disclosed in the reports that Mackenzie Taylor files or submits under the Exchange Act;

●	recorded, processed, summarized and reported with the time period required by the SEC’s rules and forms; and

●	accumulated and communicated to management to allow them to make timely decisions about the required disclosures.

Even though management’s assessment that Mackenzie Taylor’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Mackenzie Taylor’s financial statements contained in its Quarterly Report on Form 10-Q for the three months ended January 31, 2010 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Mackenzie Taylor’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at January 31, 2010, Mackenzie Taylor did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Mackenzie Taylor a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the quarterly closing process, management has concluded that the controls over the quarter-end financial reporting process were not operating effectively.   A material weakness in the quarter-end financial reporting process could result in Mackenzie Taylor not been able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to Mackenzie Taylor maintaining an insufficient complement of personal to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 4T	CONTROLS AND PROCEDURES

There were no changes in Mackenzie Taylor’s internal controls over financial reporting during the three months ended January 31, 2010 that have materially affected, or are reasonably likely to material affect, Mackenzie Taylor’s internal control over financial reporting.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Mackenzie Taylor is a party or to which the Gold Charms Two claims are subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A                      RISK FACTORS

This Form 10-Q also contains forward-looking statements that involve risks and uncertainties.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock could decline on the OTCBB.

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

We were incorporated on January 23, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our deficit accumulated since inception is $185,549. To achieve and maintain profitability and positive cash flow we are dependent upon:

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

3 (i) Articles of Incorporation (incorporated by reference from Mackenzie Taylor’s Registration Statement on Form SB-2 filed on January 24, 2007, RegistrationNo.333-140170)

3 (ii) By-laws (incorporated by reference from Mackenzie Taylor’s Registration Statement on Form SB-2 filed on January 24, 2007, Registration No. 333-140170)

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

MACKENZIE TAYLOR MINERALS INC.
(Registrant)

Date:March 10, 2010	TERRY STIMPSON
Chief Executive Officer, President and Director

Date: March 10, 2010	KENDALL O’LEARY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director