Form 10-Q
period 2010-07-31
Mackenzie Taylor Minerals Inc.
filed 2010-09-13
CIK 1371247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2010

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

September 10, 2010: 113,310,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Mackenzie Taylor Minerals Inc. (Pre-exploration stage company) at July 31, 2010 (with comparative figures as at October 31, 2009) and the statement of operations for the three and nine months ended July 31, 2010 and 2009 and for the period from January 23, 2006 (date of incorporation) to July 31, 2010 and the statement of cash flows for the nine months ended July 31, 2010 and 2009 and for the period from January 23, 2006 (date of incorporation) to July 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended July 31, 2010 are not necessarily indicative of the results that can be expected for the year ending October 31, 2010.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
Balance Sheets

(Unaudited – Prepared by Management)

	July 31, 2010	October 31,2009
	(Unaudited)	(Audited)
Assets

Current Assets

Cash	$ 892	$ 5,082

Total current assets	$ 892	$ 5,082

Liabilities and Shareholders’ Deficiency

Current Liabilities:
Accounts payable and accrued liabilities	$ 27,499	$ 25,199
Indebtedness to related parties (Note 4)	124,723	116,629
Total current liabilities	152,222	141,828

Shareholders’ deficiency
500,000,000 shares authorized, at $0.001 par value 113,310,000 shares issued and outstanding	113,310	113,310
Capital in excess of par value	(64,260)	(71,460)
Deficit accumulated during the pre-exploration stage	(200,380)	(178,596)

Total Shareholders’ Deficiency	(151,330)	(136,746)

	$ 892	$ 5,082

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
Statement of Operations
For the three and nine months ended July 31, 2010 and 2009 and for the period from
January 23, 2006 (date of inception) to July 31, 2010

(Unaudited – Prepared by Management)

	Three months ended July 31, 2010	Three months ended July 31, 2009	Six months ended July 31, 2010	Six months ended July 31, 2009	January 23, 2006 (date of inception) through July 31, 2010

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and audit	1,850	1,750	5,450	5,250	38,360
Bank charges	19	20	64	104	706
Consulting fees	-	-	-	-	17,000
Edgarizing	150	150	450	450	2,975
Exploration costs	-	-	-	-	13,682
Filing fees	-	-	-	-	3,507
Geology report	-	-	-	-	5,000
Incorporation costs	-	-	-	-	920
Legal fees	-	-	-	-	4,000
Management fees	6,000	3,000	9,000	9,000	84,941
Office	-	33	2,995	424	6,852
Rent	1,200	900	2,700	2,700	13,800
Telephone	-	-	-	-	337
Transfer agent fees	-	-	1,125	2,900	8,300

NET LOSS FROM OPERATIONS	$ (9,219)	$ (5,853)	$ (21,784)	$ (20,828)	$ (200,380)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	113,310,000	113,310,000	113,310,000	113,310,000

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
                    Statement of Cash Flows
For the nine months ended July 31, 2010 and 2009 and for the period from January 23, 2006 (date of inception) to July 31, 2010

(Unaudited – Prepared by Management)

	Nine months ended July 31, 2010	Nine months ended July 31, 2009	January 23, 2006 (Inception through July 31, 2010

Cash flows from operating activities:
Net loss	$ (21,784)	$ (20,828)	$ (200,380)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities,
Accounts payable	2,300	3,360	27,499
Net cash used in operating activities	(19,484)	(17,468)	(172,881)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Capital contributions – expenses	7,200	-	7,200
Proceeds from related party debt (Note 4)	8,094	20,713	124,723
Proceeds from issuance of common stock, net of offering costs (Note 5)	-	_____-	41,850
Net cash provided by financing activities	15,294	20,713	173,773

Net change in cash	(4,190)	3,245	892

Cash:
Beginning of period	5,082	3,256	-
End of period	$ 892	$ 6,501	$ 892

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2010

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
July 31, 2010

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

On July 31, 2010, the Company had a net operating loss carry forward of $200,380 for income tax purposes.  The tax benefit of approximately $61,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses will expire in 2031.

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
July 31, 2010

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

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Mineral Property Acquisition Costs

Cost of acquisition and option costs of mineral rights are capitalized upon acquisition.  Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property.   Cost incurred to maintain current production or to maintain assets on a standby basis are charged to operations.   If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.  Costs of abandoned projects are charged to mining costs including related property and equipment costs.   To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2010

(Unaudited – Prepared by Management)

Mineral Property Acquisition Costs - Continued

Various factors could impact our ability to achieve forecasted production schedules.  Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment.   The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests when proven and probable reserves have been identified, due to lower level of confidence that the identified mineralized material can ultimately be mined

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

        Reclassification

        Certain of the prior period's figures have been reclassified to conform with the current period's financial statement presentation.
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

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs might not be recoverable.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 79% of the common stock issued and have made no interest, demand loans to the Company of $124,723 and contributions to expenses in the amount of $7,200.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2010

(Unaudited – Prepared by Management)

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

The Company will need additional working capital to service its debt and to develop the mineral claims acquired, which raises substantial doubt about its ability to continue as a going concern.   Continuation of the Company as a going concern is dependent upon obtaining additional working capital which will be provided by the Company’s President, Terry Stimpson, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date to September 13, 2010 and has found no material subsequent events to report.

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

LIQUIDITY AND CAPITAL RESOURCES

Mackenzie Taylor has had no revenue since inception and its accumulated deficit is $200,380.  To date, the growth of Mackenzie Taylor has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Gold Charms Two claims in good standing.

The plan of operations during the next twelve months is for us to maintain the Gold Charms Two claims in good standing with the Province of British Columbia and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $40,774 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,450), work undertaken by the independent accountant ($4,550), Edgar fees ($600), filing fees to maintain Mackenzie Taylor in good standing with the State of Nevada and payment to our registrant ($475), office and miscellaneous ($1,000), payments to the transfer agent ($1,200) and payment to third party creditors in the amount of $27,499.  At present, we do have these funds to pay for future expenses and eliminate accounts payable but any unusual expenses which might be incurred might not be covered unless management is will to give further advances to us.  Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

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

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loan. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Terry Stimpson, Chief Executive Officer and Kendall O’Leary, Chief Accounting Officer, they have evaluated the effectiveness of Mackenzie Taylor’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at July 31, 2010 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

Even though management’s assessment that Mackenzie Taylor’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Mackenzie Taylor’s financial statements contained in its Quarterly Report on Form 10-Q for the nine months ended July 31, 2010 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Mackenzie Taylor’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at July 31, 2010, Mackenzie Taylor did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Mackenzie Taylor a whistleblower policy is not necessary.

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

There were no changes in Mackenzie Taylor’s internal controls over financial reporting during the nine months ended July 31, 2010 that have materially affected, or are reasonably likely to material affect, Mackenzie Taylor’s internal control over financial reporting.

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

We were incorporated on January 23, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our deficit accumulated since inception is $200,380. To achieve and maintain profitability and positive cash flow we are dependent upon:

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

MACKENZIE TAYLOR MINERALS INC.
(Registrant)

Date: September 13, 2010	TERRY STIMPSON
Chief Executive Officer, President and Director

Date: September 13, 2010	KENDALL O’LEARY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director