Form 10-K
period 2010-10-31
Mackenzie Taylor Minerals Inc.
filed 2011-05-13
CIK 1371247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended October 31, 2010

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File Number 333-140170

MACKENZIE TAYLOR MINERALS INC.
(Exact name of Registrant as specified in charter)

Nevada	98-0505186
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

Suite 904 – 228 – 26th Street, S.W., Calgary, Alberta, Canada	T2S 3C6
(Address of principal executive offices)	(Zip Code)

Registrants’s telephone number, including area code 1-250-754-1811

Securities registered pursuant to section 12 (b) of the Act:

Title of each share None	Name of each exchange on which registered None

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

May 1, 2011: 113,310,000 common shares

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

PART 1

ITEM 1. BUSINESS

History and Organization

Our company, Mackenzie Taylor Minerals Inc. (“Mackenzie”) was incorporated on January 23, 2006, in the State of Nevada. Other than a wholly owned subsidiary, Golden Charm Minerals Ltd. (“Golden Charm”), the Company does not have any subsidiaries, affiliated companies or joint venture partners.  Golden Charm was incorporated under the laws of British Columbia, Canada on May 30, 2006 for the purpose of holding registered and beneficial title to the Company’s mineral claim situated in British Columbia, Canada.  The Company’s, and Golden Charm’s, business and administrative office are located at 228 26th Avenue S.W., Suite 904, Calgary, Alberta, T2S 3C6.  Golden Charm will not be renewed with the Province of British Columbia resulting in the Golden Charm Minerals Ltd. Being struck from the Provincial records after three years and will no longer be able to be a viable company.

We are a pre-exploration stage corporation. A pre-exploration stage corporation is one engaged in the exploratory search for mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on our sole property, the Gold Charm Two mineral claim (hereinafter the “Gold Charm claim”).  Recorded title to our claim is held in the name of our subsidiary, Golden Charm; which as noted above will be allowed to expire with the Provincial Government of British Columbia without being renewed.  When this happens Mackenzie will not have a mineral property since only British Columbia residents or a company incorporated in British Columbia, and in good standing, is allowed to have a free miner’s license.  A free miner’s license is required to hold a mineral property in British Columbia.   The Gold Charm claim is located in British Columbia, Canada, and consists of one mineral claim, comprising 183.6 hectares.   We do intend to explore for gold on the property.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion by our auditors and rely upon the sale of our securities and loans from our officers and directors to fund operations.

There is substantial doubt that we can continue as an ongoing business for the next twelve months and we will have to suspend or cease operations within the next twelve months unless we raise sufficient money to cover all our expected expenses; estimated to be $43,194.

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

We were incorporated on January 23, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our deficit accumulated since inception is $202,018. To achieve and maintain profitability and positive cash flow we are dependent upon:

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

9.           Tradability of Shares

Presently our shares are not able to trade on any quotation system due to having been allocated to the “grey area” of the Pink Sheets and have a “chill factor” attached to them.   This factor results in our shareholders not being able to trade their shares when they want because there is no market for our shares.

ITEM 1B                      UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.                      PROPERTIES

General

We were incorporated in the State of Nevada on January 23, 2006. We are a pre-exploration stage corporation. We have only undertaken a limited exploration program on the Gold Charm Two claim during the summer and fall of 2007.   There is no assurance that mineralized material with any commercial value exits on any mineral property we identify for exploration work in the future.

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

Background

In March 2006 we purchased a mineral property, the Gold Charm Two (hereinafter the “Gold Charm claim”), in British Columbia, Canada from R. Billingsley, a non-affiliated third party for the sum of $3,182.   In 2006 we engaged the services of an independent consultant to explore our mineral claim at a cost of $10,000 during the spring of 2007.  No meaningful results from soil sampling were obtained from this exploration program.  Nevertheless, we have maintained the Gold Charm claim in good standing until December 2, 2011 by paying cash in lieu of doing exploration work in the amount of $1,542 with the Ministry of Mines and Energy.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

Claims

The following table provides the tenure number, claim name, date of record and expiry date as follows:

Tenure 525990	Claim Name Gold Charm Two	Date of Recording Jan. 21, 2006	Date of Expiration December 2, 2011

We have done sufficient work on our claim during the past years to maintain the claim in good standing for several years although we do expect to maintain the Gold Charm Two in good standing after December 2, 2011.

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

Operation Statement Data

	For the year ended October 31, 2010	January 23, 2006 (date of incorporation) to October 31, 2010

Revenue	$ -	$ -
Impairment loss on mineral claim	-	5,000
Exploration expenses	1,542	15,224
General and Administration	21,880	181,794
Net loss	23,422	202,018

Weighted average shares outstanding (basic)	113,310,000
Weighted average shares outstanding (diluted)	113,310,000
Net loss per share (basic)	$ (0.00)
Net loss per share (diluted)	$ (0.00)

Balance Sheet Data

Cash	$ 874
Total assets	874
Total liabilities	153,842
Total Stockholders’ deficiency	(152,968)

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the future exploration property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. Our directors have advanced funds to us in the amount of $126,943 as at October 31, 2010.

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

We have discussed this matter with our officers and directors and our directors have agreed to advance funds as needed.   They have advanced $126,943 to date.  At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

As of October 31, 2010, our total assets were $874 consisting of only cash and our total liabilities were $153,842 of which $126,943 is owed to one of our directors.

During the year, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 5,450
Bank charges		82
Edgar filings	ii	450
Exploration	iii	1,542
Management fees	iv	9,000
Office	v	3,073
Rent	vi	2,700
Transfer agent's fees	vii	1,125
Total expenses		$ 23,422

i.
Mackenzie spent $3,750 for internal accounting services to prepare working papers for submission to the independent accountants.  The fees paid to the independent accountants were $1,700 for the reviews of the quarterly financial statements.

ii	Mackenzie has incurred certain edgarzing expenses during the year for filing its various Forms 10-Q and 10-K with the SEC.

iii.	Exploration expense related to maintaining the Gold Charms Two in good standing until December 2, 2011.

iv.
Mackenzie pays its Secretary Treasurer $1,000 for services rendered to it by her for the first three months of the current fiscal year.   Due to a cash shortage she declined to take further payments for her services but the Company accrued $6,000 in recognition of management fees expense which was credited to Capital in Excess of Par Value.  For the last three months of the current fiscal period the Company discontinued the practice of accruing management fees.

v.	Office expenses of $3,073 were mainly courier, faxing, printing, photocopying and various office supplies.

vi.
Mackenzie does not have its own office premises but used the residence of its Secretary Treasurer at a cost of $300 per month for the first three months of the current fiscal year.   For the next six months, similar to management fees, the Company accrued rent expense and credited Capital in Excess of Par Value.   This practice was discontinued during the last three months of the current fiscal year.

vii.	During the year, Mackenzie paid the following expenses to its transfer agent:

Annual fee for acting as transfer agent	$ 500.00
Annual List of Directors and Officers and Business License for the State of Nevada	575.00
Audit fee confirmation	50.00
$ 1,125.00

Mackenzie estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 11,000	$ 23,875	$ 34,875
Bank charges		120	-	120
Edgar filing fees	2	1,600	-	1,600
Filing fees	3	575	-	575
Office and miscellaneous	4	1,000	3,024	4,024
Transfer agent's fees	5	2,000	-	2,000
Estimated expenses		$ 16,295	$ 26,899	$ 43,194

      1.               Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10-Q – Jan. 31, 2011	$ 1,250	$ 800	$ 2,050
Form 10-Q - April 30, 2011	1,250	800	2,050
Form 10-Q – July 31, 2011	1,250	800	2,050
Form 10-K – Oct. 31, 2011	1,550	3,300	4,850

	$ 5,300	$ 5,700	$ 11,000

      2.     Edgar filing fees comprise the cost of filing the various Forms 10-K and 10-Q                on Edgar.  It is estimated the cost for each of the Form 10-Qs will be $350 and the cost of filing the 10-K will be $550 which includes the cost of updating to XBRL filings.

3. Filing fees for the State of Nevada is estimated at $575 per year based on the current year’s charges. This amount includes the annual Business License.

4. Relates to photocopying, courier, faxing, printing and general office supplies.

     5.      Each year Mackenzie is charged a fee of $500 by its transfer agent to act on its behalf and estimates a further fee of $1,500 for various other services to be performed by the transfer agent during the forthcoming year.

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

Our shares are currently note traded since they are on the Pink Sheets and are classified as being on the “gray” with a “chill factor” associated with them.   This factor does not allow our shareholders to trade their shares at the present time unless they do so privately.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended October 31, 2010 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended October 31, 2010, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Terry Stimpson, Chief Executive Officer and Kendall O’Leary, Chief Accounting Officer, they have evaluated the effectiveness of Mackenzie’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at October 31, 2010 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

Even though management’s assessment that Mackenzie’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Mackenzie’s financial statements contained in its Annual Report on Form 10-K for the year ended October 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at October 31, 2010, Mackenzie did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Mackenzie a whistleblower policy is not necessary.

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

There were no changes in Mackenzie’s internal controls over financial reporting during the fiscal year ended October 31, 2010 that have materially affected, or are reasonably likely to material affect, Mackenzie’s internal control over financial reporting.

ITEM 9B                      OTHER INFORMATION

There is no other information to be reported under this Item.

PART 111

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of October 31, 2010, the name, age, and position of each executive officers and director and the term of office of each director of Mackenzie.

Name	Age	Position Held	Term as Director Since

Terry Stimpson	60	President and Director	2006

Kendall O’ Leary	48	Secretary Treasurer	2006

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

We have paid the following in executive since inception:

Summary Compensation Table
                                                             Long Term Compensation
                                                   Annual Compensation                                            Awards                                                             Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)

Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/SAR (#)	LTIP payouts ($)	All other compensation ($)

Terry Stimpson Chief Executive Officer, President and Director	2006 2007 2008 2009 2010	2,000 24,000 12,941 -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

Kendall O’Leary Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer and Director	2006 2007 2008 2009 2010	1,000 12,000 12,000 12,000 3,000	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Our Secretary Treasurer received $1,000 per month in management fees and an allowance of $300 for providing an office for Mackenzie for the first three months of the current fiscal year.

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

The following table sets forth as of March 31, 2010, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares of 113,310,000.  The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive powers with respect to their shares.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Mackenzie’s annual financial statements and the review included in Mackenzie’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $9,000.

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

Date: May 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:     TERRY STIMPSON
Terry Stimpson
Chief Executive Officer,
President and Director

Date: May 12, 2011

By: KENDALL O’LEARY
Kendall O’Leary
Chief Accounting Officer,
Chief Financial Officer and Director

Date: May 12, 2011

MADSEN & ASSOCIATES CPA’s, INC.	684 East Vine Street, #3
Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

Board of Directors
Mackenzie Taylor Minerals Inc.
(a Pre-exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Mackenzie Taylor Minerals Inc. (a Pre-Exploration Stage Company) (The Company) as of October 31, 2010 and 2009, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended October 31, 2010, and for the period from January 23, 2006 (date of inception) to October 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mackenzie Taylor Minerals Inc. (a Pre-Exploration Stage Company) as of October 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2010, and the period from January 23, 2006 (date of inception) to October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

“Madsen & Associates, CPA’s Inc.”
Murray, Utah
May 9, 2011

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
Balance Sheets

	October 31, 2010	October 31, 2009
ASSETS

CURRENT ASSETS

Cash	$ 874	$ 5,082

Total Current Assets	$ 874	$ 5,082

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 26,899	$ 25,199
Advances from related parties	126,943	116,629

Total Current Liabilities	153,842	141,828

STOCKHOLDERS’ DEFICIENCY

500,000,000 common shares authorized, at $0.001 par value 113,310,000 shares issued and outstanding	113,310	113,310
Capital in excess of par value	(64,260)	(71,460)
Deficit accumulated during the pre-exploration stage	(202,018)	(178,596)

Total Stockholders’ Deficiency	(152,968)	(136,746)

Total Liabilities and Stockholders’ Deficiency	$ 874	$ 5,082

The accompanying notes are an integral part of these financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
Statement of Operations
For the years ended October 31, 2010 and 2009 and for the period from January 23, 2006 (date of inception) to October 31, 2010

	October 31, 2010	October 31, 2009	January 23, 2006 (date of inception) to October 31, 2010

REVENUES	$ -	$ -	$ -

EXPENSES

Impairment loss on mineral claim	-	-	3,182
Exploration costs	1,542	-	17,042
General and administrative	21,880	29,105	181,794

NET LOSS	$ (23,422)	$ (29,105)	$ (202,018)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	113,310,000	113,310,000

The accompanying notes are an integral part of these financial statements.

MACKENZIE TAYLOR MINERALS INC.
 (Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
Period January 23, 2006 (date of inception) to October 31, 2010

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance January 23, 2006	-	$ -	$ -	$ -	$ -

Issuance of common shares for cash	90,000,000	90,000	(87,000)	-	3,000

Net operating loss for the nine months Ended October 31, 2006	-	-	-	(16,608)	(16,608)

Issuance of common shares for cash	23,310,000	23,310	15,540	-	38,850

Net operating loss for the year ended October 31, 2007	-	-	-	(84,407)	(84,407)

Net operating loss for the year ended October 31, 2008	-	-	-	(48,476)	(48,476)

Net operating loss for the year ended October 31, 2009	-	-	-	(29,105)	(29,105)

Net loss for the year ended October 31, 2010	-	-	-	(23,422)	(23,422)

Capital contributions – expenses	-	-	7,200	-	7,200

Balance as at October 21, 2010	113,310,000	$ 113,310	$ (64,260)	$ (202,018)	$(152,968)

The accompanying notes are an integral part of these financial statements

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
Statement of Cash Flows
For the years ended October 31, 2010 and 2009 and for the period from January 23, 2006 (date of inception) to October 31, 2010

	October 31, 2010	October 31, 2009	January 23, 2006 (date of inception) to October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (23,422)	$ (29,105)	$ (202,018)

Adjustments to reconcile Net Loss to Net Cash (Used) in Operating Activities:

Impairment loss on mineral claim	-	-	3,182
Capital contributions – expenses paid by Officers	7,200	-	7,200
Changes in accounts payable	1,700	7,182	26,899

Net Cash (Used) in Operating Activities	(14,522)	(21,923)	(164,737)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(3,182)

Net Cash (Used) in Investing Activities	-	-	(3,182)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	10,314	23,749	126,943
Proceeds from issuance of common stock	-	-	41,850
	10,314	23,749	168,793

Net Increase (Decrease) in Cash	(4,208)	1,826	874

Cash at Beginning of Year	5,082	3,256	-

CASH AT END OF YEAR	$ 874	$ 5,082	$ 874

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers	$ 7,200	$ -	$ 7,200

The accompanying notes are an integral part of these financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2010

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

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Year Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2006	$ 16,608	2026	$ 4,982	$ (4,982)	$ -

2007	84,407	2027	25,322	(25,322)	-

2008	48,476	2028	14,543	(14,543)	-

2009	29,105	2029	8,732	(8,732)	-

2010	23,422	2030	7,026	(7,026)	-

	$ 202,018		$ 60,605	$ (60,605)	$ -

The total valuation allowance as of October 31, 2010 was $60,605 which increased by $7,026 for the reported period.

Foreign Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

(i)	Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;
(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and
(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred.

Revenue Recognition

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period’s financial statement presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2010

3.           AQUISITION OF MINERAL CLAIM

The Company acquired three mineral claims, known as the Gold Charms Two, situated in British Columbia, with an expiration date of December 2, 2011. The claims were extended during the current year with a payment of $1,542.   On the date of this report the Company had not established the existence of a commercially minable ore deposit on the claims.

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 79% of the common stock issued, have made no interest, demand advances to the Company of $126,943, and have made contributions to capital of $7,200 in the form of expenses paid for the Company.

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

The Company will need additional working capital to service its debt and for its intended purpose of acquiring another mineral claim, which raises substantial doubt about its ability to continue as a going concern. Management’s strategy to continue as a going concern includes receiving additional working capital from its President, Terry Stimpson or its Chief Financial Officer, Kendall O’Leary, and obtaining additional equity funding and long term financing, which will enable the Company to operate for the coming year.