Form 10-Q
period 2011-01-31
Mackenzie Taylor Minerals Inc.
filed 2011-05-16
CIK 1371247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2011

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

May 1, 2011: 113,310,000 common shares

INDEX

		Page Number

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets as at January 31, 2011 and October 31, 2010	4

	Statement of Operations For the three months ended January 31, 2011 and 2010 and for the period January 23, 2006 (Date of Inception) to January 31, 2011	5

	Statement of Cash Flows For the three months ended January 31, 2011 and 2010 and for the period January 23, 2006 (Date of Inception) to January 31, 2011	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	15

ITEM 4.	Controls and Procedures	15

ITEM 4T	Controls and Procedures	16

PART 11.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 1A	Risk Factors	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Submission of Matters to a Vote of Security Holders	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits	19

	SIGNATURES.	20

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Mackenzie Taylor Minerals Inc. (Pre-exploration stage company) (the “Company”) at January 31, 2011 (with comparative figures as at October 31, 2010) and the statement of operations for the three months ended January 31, 2011 and 2010 and for the period from January 23, 2006 (date of incorporation) to January 31, 2011 and the statement of cash flows for the three months ended January 31, 2011 and 2010 and for the period from January 23, 2006 (date of incorporation) to January 31, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended January 31, 2011 are not necessarily indicative of the results that can be expected for the year ending October 31, 2011.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
Balance Sheets

	January 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	$ 279	$ 874

Total Current Assets	$ 279	$ 874

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 28,859	$ 26,899
Advances from related parties	126,943	126,943

Total Current Liabilities	155,802	153,842

STOCKHOLDERS’ DEFICIENCY

500,000,000 shares authorized, at $0.001 par value 113,310,000 shares issued and outstanding	113,310	113,310
Capital in excess of par value	(64,260)	(64,260)
Deficit accumulated during the pre-exploration stage	(204,573)	(202,018)

Total Stockholders’ Deficiency	(155,523)	(152,968)

Total Liabilities and Stockholders’ Deficiency	$ 279	$ 874

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
Statement of Operations
For the three months ended January 31, 2011 and 2010 and for the period from
January 23, 2006 (date of inception) to January 31, 2011

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010	January 23, 2006 (date of inception) to January 31, 2011

REVENUE	$ -	$ -	$ -

EXPENSES
Accounting and audit	1,680	1,750	40,040
Bank charges	20	22	744
Consulting fees	-	-	17,000
Edgarizing	280	150	3,255
Exploration costs	-	-	17,042
Filing fees	-	-	3,507
Impairment loss on mineral claim	-	-	3,182
Incorporation costs	-	-	920
Legal fees	-	-	4,000
Management fees	-	3,000	84,941
Office	-	56	6,930
Rent	-	900	13,800
Telephone	-	-	337
Transfer agent fees	575	1,075	8,875

NET LOSS FROM OPERATIONS	$ (2,555)	$ (6,953)	$ (204,573)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	113,310,000	113,310,000

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
                    Statement of Cash Flows
For the three months ended January 31, 2011 and 2010 and for the period from January 23, 2006 (date of inception) to January 31, 2011
                      (Unaudited)

	January 31, 2011	January 31, 2010	January 23, 2006 (date of inception) to January 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (2,555)	$ (6,953)	$ (204,573)

Adjustments to reconcile Net Loss to Net Cash (Used) in Operating Activities:

Impairment loss on mineral claim	-	-	3,182
Capital contributions – expenses paid by Officers	-	-	7,200
Changes in accounts payable	1,960	(600)	28,859

Net Cash (Used) in Operating Activities	(595)	(7,553)	(165,332)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(3,182)

Net Cash (Used) in Investing Activities	-	-	(3,182)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	-	3,555	126,943
Proceeds from issuance of Common stock	-	-	41,850
	-	3,555	168,793

Net Increase (Decrease) in Cash	(595)	(3,998)	279

Cash at Beginning of Period	874	5,082	-

CASH AT END OF PERIOD	$ 279	$ 1,084	$ 279

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers	$ -	$ -	$ 7,200

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2011

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
January 31, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Year Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2006	$ 16,608	2026	$ 4,982	$ (4,982)	$ -

2007	84,407	2027	25,322	(25,322)	-

2008	48,476	2028	14,543	(14,543)	-

2009	29,105	2029	8,732	(8,732)	-

2010	23,422	2030	7,026	(7,026)	-

2011	2,555	2031	767	(767)	-

	$ 204,573		$ 61,372	$ (61,372)	$ -

The total valuation allowance as of January 31, 2011 was $61,372 which increased by $767 for the reported period.

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
January 31, 2011

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

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2011

3.           AQUISITION OF MINERAL CLAIM

The Company acquired three mineral claims, known as the Gold Charms Two, situated in British Columbia, with an expiration date of December 2, 2011. The Company paid $1,542 to maintain the claims in good standing during the current year.   On the date of this report the Company had not established the existence of a commercially minable ore deposit on the claims.

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

LIQUIDITY AND CAPITAL RESOURCES

Mackenzie Taylor has had no revenue since inception and its accumulated deficit is $204,573.  To date, the growth of Mackenzie Taylor has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Gold Charms Two claims in good standing.

The plan of operations during the next twelve months is for us to maintain the Gold Charms Two claims in good standing with the Province of British Columbia and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $44,284 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,450), work undertaken by the independent accountant ($5,700), Edgar fees ($1,600), filing fees to maintain Mackenzie Taylor in good standing with the State of Nevada and payment to our registrant ($475), office and miscellaneous ($1,000), payments to the transfer agent ($1,200) and payment to third party creditors in the amount of $28,859.  At present, we do have these funds to pay for future expenses and eliminate accounts payable but any unusual expenses which might be incurred might not be covered unless management is will to give further advances to us.  Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

Our expenses for the three months ended January 31, 2011 and January 31, 2010 consisted of the following:

	January 31, 2011	January 31, 2010	Changes in Account Balances

Accounting and audit	$ 1,680	$ 1,750	Increase in independent’s accountants quarterly report fees.
Bank charges	20	22
Edgarizing	280	150	Increase in edgar filing fees.
Management fees	-	3,000	Due to lack of funds no management fees were paid in 2011
Office	-	56	No office expenses incurred during the quarter ending January 31, 2011
Rent	-	900	Due to a lack of funds the Company agreed with its director not to pay rent expense formerly paid to her.
Transfer agent fees	575	1,075	Annual fee to transfer agent in amount of $500 paid in prior period.

	$ (2,555)	$ (6,953)

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

In December 2010 we paid fees to the Ministry of Mines and Energy for the Province of British Columbia to maintain the Gold Charms Two in good standing until December 2, 2011.

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

The number of shares subject to Rule 144 is 90,000,000   Share certificates representing these shares have the appropriate legend affixed on them.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Terry Stimpson, Chief Executive Officer and Kendall O’Leary, Chief Accounting Officer, they have evaluated the effectiveness of Mackenzie Taylor’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at January 31, 2011 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

Even though management’s assessment that Mackenzie Taylor’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Mackenzie Taylor’s financial statements contained in its Quarterly Report on Form 10-Q for the three months ended January 31, 2011 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Mackenzie Taylor’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at January 31, 2011, Mackenzie Taylor did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Mackenzie Taylor a whistleblower policy is not necessary.

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

There were no changes in Mackenzie Taylor’s internal controls over financial reporting during the three months ended January 31, 2011 that have materially affected, or are reasonably likely to material affect, Mackenzie Taylor’s internal control over financial reporting.

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

We were incorporated on January 23, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our deficit accumulated since inception is $204,573. To achieve and maintain profitability and positive cash flow we are dependent upon:

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

MACKENZIE TAYLOR MINERALS INC.
(Registrant)

Date: May 12, 2011	TERRY STIMPSON
Chief Executive Officer, President and Director

Date: May 12, 2011	KENDALL O’LEARY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director