Form 10-Q
period 2011-07-31
Mackenzie Taylor Minerals Inc.
filed 2011-09-12
CIK 1371247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2011

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

September 9, 2011: 113,310,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The accompanying balance sheets of Mackenzie Taylor Minerals Inc. (Pre-exploration stage company) (the “Company”) at July 31, 2011 (with comparative figures as at October 31, 2010) and the statement of operations for the three and nine months ended July 31, 2011 and 2010 and for the period from January 23, 2006 (date of inception) to July 31, 2011 and the statement of cash flows for the nine months ended July 31, 2011 and 2010 and for the period from January 23, 2006 (date of inception) to July 31, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended July 31, 2011 are not necessarily indicative of the results that can be expected for the year ending October 31, 2011.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
Balance Sheets

	July 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	$2,337	$874

Total Current Assets	$2,337	$874

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$32,048	$26,899
Advances from related parties	135,079	126,943

Total Current Liabilities	167,127	153,842

STOCKHOLDERS’ DEFICIENCY

500,000,000 shares authorized, at $0.001 par value 113,310,000 shares issued and outstanding	113,310	113,310
Additional paid-in capital	(64,260)	(64,260)
Deficit accumulated during the pre-exploration stage	(213,840)	(202,018)

Total Stockholders’ Deficiency	(164,790)	(152,968)

Total Liabilities and Stockholders’ Deficiency	$2,337	$874

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
Statement of Operations
For the three and nine months ended July 31, 2011 and 2010 and for the period from January 23, 2006 (date of inception) to July 31, 2011
(Unaudited)

	Three months ended July 31, 2011	Three months ended July 31, 2010	Nine months ended July 31, 2011	Nine months ended July 31, 2010	January 23, 2006 (date of inception) to July 31, 2011

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Professional fees	2,144	1,850	9,268	5,450	64,628
Exploration costs	-	-	-	-	17,042
Impairment loss on mineral claim	-	-	-	-	3,182
Legal fees	-	-	-	-	4,000
Management fees	-	6,000	-	9,000	84,941
General and administrative	1,380	1,369	2,554	7,334	40,047

NET LOSS	$(3,524)	$(9,219)	$(11,822)	$(21,784)	$(213,840)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	113,310,000	113,310,000	113,310,000	113,310,000

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
Statement of Cash Flows
For the nine months ended July 31, 2011 and 2010 and for the period from January 23, 2006 (date of inception) to July 31, 2011
(Unaudited)

	July 31, 2011	July 31, 2010	January 23, 2006 (date of inception) to July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(11,822)	$(21,784)	$(213,840)

Adjustments to reconcile Net Loss to Net Cash (Used) in Operating Activities:

Impairment loss on mineral claim	-	-	3,182
Capital contributions – expenses paid by Officers	-	7,200	7,200
Changes in accounts payable	5,149	2,300	32,048

Net Cash (Used) in Operating Activities	(6,673)	(12,284)	(171,410)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(3,182)

Net Cash (Used) in Investing Activities	-	-	(3,182)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	8,136	8,094	135,079
Proceeds from issuance of Common stock	-	-	41,850
Net Cash provided by Financing Activities	8,136	8,094	176,929

Net Increase (Decrease) in Cash	1,463	(4,190)	2,337

Cash at Beginning of Period	874	5,082	-

CASH AT END OF PERIOD	$2,337	$892	$2,337

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers	$-	$7,200	$7,200

The accompanying notes are an integral part of these unaudited financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

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

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

Year Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2006	$16,608	2026	$4,982	$(4,982)	$-

2007	84,407	2027	25,322	(25,322)	-

2008	48,476	2028	14,543	(14,543)	-

2009	29,105	2029	8,732	(8,732)	-

2010	23,422	2030	7,026	(7,026)	-

2011	11,822	2031	3,547	(3,547)	-

	$213,840		$64,152	$(64,152)	$-

The total valuation allowance as of July 31, 2011 was $64,152 which increased by $3,547 for the reported period.

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
July 31, 2011

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

Reclassification

Certain prior period amounts have been reclassified for consistency with the current period presentation.  These reclassifications had no effect on net loss.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

MACKENZIE TAYLOR MINERALS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

3.           ACQUISITION OF MINERAL CLAIM

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

For the nine months ended July 31, 2011, a director made advances of $8,136 to the Company.

Officers-directors and their families have acquired 79% of the common stock issued, have made no interest, demand advances to the Company of $135,079, and have made contributions to capital of $7,200 in the form of expenses paid for the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Mackenzie Taylor has had no revenue since inception and its accumulated deficit is $213,840.  To date, the growth of Mackenzie Taylor has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Gold Charms Two claims in good standing.

The plan of operations during the next twelve months is for us to maintain the Gold Charms Two claims in good standing with the Province of British Columbia and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $47,087 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,712), work undertaken by the independent accountant ($5,700), Edgar fees ($952), filing fees to maintain Mackenzie Taylor in good standing with the State of Nevada and payment to our registrant ($475), office and miscellaneous ($1,000), payments to the transfer agent ($1,200) and payment to third party creditors in the amount of $32,048.  At present, we do have these funds to pay for future expenses and eliminate accounts payable but any unusual expenses which might be incurred might not be covered unless management is willing to give further advances to us.  Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

Our expenses for the nine months ended July 31, 2011 and July 31, 2010 consisted of the following:

	July 31, 2011	July 31, 2010	Changes in Account Balances

Accounting and audit	$9,268	$5,450	Increase in independent accountant’s audit and quarterly report fees.
Bank charges	62	64
Edgarizing	728	450	Increase in edgar filing fees.
Filing fees	1,525	-
Management fees	-	9,000	Due to lack of funds no management fees were paid in 2011
Office	139	2,995	Expenses in 2010 we paid to consultant for out of pocket costs doing the Form SB-2.
Rent	-	2,700	Due to a lack of funds the Company agreed with its director not to pay rent expense formerly paid to her.
Transfer agent fees	100	1,125	Annual fee to transfer agent in amount of $500 paid in prior period.
	$(11,822)	$(21,784)

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

ITEM 4.               CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including Terry Stimpson, Chief Executive Officer and Kendall O’Leary, Chief Accounting Officer, they have evaluated the effectiveness of Mackenzie Taylor’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at July 31, 2011 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

Even though management’s assessment that Mackenzie Taylor’s internal control over financial reporting was not effective and there are certain material weaknesses as more fully described below, management believe that Mackenzie Taylor’s financial statements contained in its Quarterly Report on Form 10-Q for the nine months ended July 31, 2011 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Mackenzie Taylor’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at July 31, 2011, Mackenzie Taylor did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Mackenzie Taylor a whistleblower policy is not necessary.

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

There were no changes in Mackenzie Taylor’s internal controls over financial reporting during the nine months ended July 31, 2011 that have materially affected, or are reasonably likely to material affect, Mackenzie Taylor’s internal control over financial reporting.

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

We were incorporated on January 23, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our deficit accumulated since inception is $213,840. To achieve and maintain profitability and positive cash flow we are dependent upon:

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

MACKENZIE TAYLOR MINERALS INC.
(Registrant)

Date: September 12, 2011	TERRY STIMPSON
Chief Executive Officer, President and Director

Date: September 12, 2011	KENDALL O’LEARY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director