Form 10-Q/A
period 2011-07-31
Mackenzie Taylor Minerals Inc.
filed 2011-11-10
CIK 1371247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

November 8, 2011: 113,310,000 common shares

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

MACKENZIE TAYLOR MINERALS INC.
(Registrant)

Date: November 8, 2011	PATRICK N. GRANT
Chief Executive Officer, President and Director

Date: November 8, 2011	KENDALL O’LEARY
Chief Financial Officer, Chief Accounting Officer, Secretary and Director